Form 10-Q
period 1998-09-30
GREAT LAKES ACQUISITION CORP
filed 1998-11-17
CIK 1066256

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

     Commission File Number:                      333-59541


                      GREAT LAKES ACQUISITION CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    76-0576974
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

551 Fifth Avenue, Suite 3600, New York, New York           10176
(Address of principal executive office)                  (Zip Code)

                                (212) 370-5770
             (Registrant's telephone number, including area code)

                                Not Applicable
                   (Former name, former address and former
                   fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]  No [  ].

                      GREAT LAKES ACQUISITION CORPORATION

FORM 10-Q                                                   September 30, 1998
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 1998 (Company) and December 31, 1997
          (predecessor company). . . . . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Operations -
          For the period from May 22, 1998 to September 30, 1998 (Company)
          and for the nine months ended September 30, 1997 and the period from January 1, 1998 to May 21, 1998 (predecessor company). . . .2

          Condensed Consolidated Statements of Operations -
          Three months ended September 30, 1998 (Company)
          and 1997 (predecessor company) . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Stockholders' Equity -
          For the period from May 22, 1998 to September 30, 1998 (Company)
          and the period from January 1, 1998 to May 21, 1998 (predecessor company). . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows -
          For the period from May 22, 1998 to September 30, 1998 (Company)
          and for the nine months ended September 30, 1997 and the period from January 1, 1998 to May 21, 1998 (predecessor company). . . .5

          Notes to Condensed Consolidated Financial Statements . . . . . . 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . 8

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .12

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .12

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .12

 Item 4.  Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . . . . . . . . . . . . . 12

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .12

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .12

                        PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                      GREAT LAKES ACQUISITION CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                      PREDECESSOR     COMPANY
                                      December 31,  September 30,
                                          1997          1998
                                      -----------   ------------
                                       (Audited)     (Unaudited)
ASSETS
Current Assets
 Cash                                  $ 43,596      $ 16,978
 Accounts receivable, net                29,908        28,606
 Inventories                             32,455        36,605
 Prepaid expenses and other current
 assets                                   4,349         8,843
                                       --------      --------
        Total Current Assets            110,308        91,032

Property, Plant and Equipment-Net        59,165       215,094

Goodwill                                    -         176,553
Capitalized financing costs               2,111        21,728
Other Assets                              3,327         5,652
                                       --------      --------
                                       $174,911      $510,059
                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                      $ 13,601      $ 21,307
 Accrued expenses                        15,853        18,249
 Current portion of long-term debt        1,419         7,262
                                       --------      --------
        Total Current Liabilities        30,873        46,818

Long-Term Debt, Less Current Portion     82,595       333,590
Other Long-Term Liabilities               4,190         4,545
Deferred Taxes                            4,814        57,450

Stockholders' Equity
 Common stock, par value $0.01 per
  share; 65,330 and 100,000 shares
  authorized and outstanding on 9/30/98
  and 12/31/97, respectively                  1             1
 Additional paid-in capital               5,509        65,329
 Retained earnings                       46,929         2,326
                                       --------      --------
                                         52,439        67,656

                                       $174,911      $510,059
                                       ========      ========

See notes to consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                 (In thousands)
                                             PREDECESSOR           COMPANY
                                     --------------------------  ------------
                                     For the Nine   Period from   Period from
                                     Months Ended    January 1     May 22 to
                                     September 30,   to May 21,  September 30,
                                         1997           1998          1998
                                      ---------      ---------     ---------
Net Sales                             $ 170,736      $  90,849     $ 89,801
Cost of Goods Sold                      128,728         67,168       65,366
                                      ---------      ---------     --------
           Gross Profit                  42,008         23,681       24,435

Selling, general and administrative
 expenses                                13,421         13,070        6,308
                                      ---------      ---------     --------
           Operating Income              28,587         10,611       18,127

Other income (expense):
 Interest, net                           (4,985)        (1,776)     (12,593)
 Other, net                                   1           (472)         794
                                      ---------      ---------     --------
                                         (4,984)        (2,248)     (11,799)
           Income Before Income Taxes
            and Extraordinary Item       23,603          8,363        6,328

Income taxes                              8,873          2,839        4,002
                                      ---------      ---------     --------
Income before extraordinary item         14,730          5,524        2,326

Extraordinary loss on early
extinguishment of debt                      -            7,113          -
                                      ---------      ---------     --------
           Net income (loss)          $  14,730      $  (1,589)    $  2,326
                                      =========      =========     ========

See notes to consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                 (In thousands)
                                                 PREDECESSOR      COMPANY
                                               --------------  --------------
                                              Three Months Ended September 30,
                                                     1997            1998
                                                  ---------       ---------
Net Sales                                         $  57,126       $  61,290
Cost of Goods Sold                                   42,185          44,690
                                                  ---------       ---------
           Gross Profit                              14,941          16,600

Selling, general and administrative
 expenses                                             4,434           4,588
                                                  ---------       ---------
           Operating Income                          10,507          12,012

Other income (expense):
 Interest, net                                       (1,378)         (8,816)
 Other, net                                            (116)            303
                                                  ---------       ---------
                                                     (1,494)         (8,513)

           Income Before Income Taxes                 9,013           3,499

Income taxes                                          3,329           1,804
                                                  ---------       ---------
           Net Income                             $   5,684       $   1,695
                                                  =========       =========

See notes to consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                 (In thousands)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholders'
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
<S >
Predecessor balance at
December 31, 1997               $      1    $  5,509    $ 46,929    $ 52,439

Net loss through May 21, 1998        -           -        (1,589)     (1,589)
                               ----------  ----------  ----------  ----------
Predecessor balance at
May 21, 1998                    $      1    $  5,509    $ 45,340    $ 50,850
                               ==========  ==========  ==========  ==========



Balance at May 22, 1998         $      1    $ 65,329    $    -      $ 65,330

Net income for period
May 22, 1998 through
September 30, 1998                   -           -         2,326       2,326
                               ----------  ----------  ----------  ----------
Balance at September 30, 1998   $      1    $ 65,329    $  2,326    $ 67,656
                               ==========  ==========  ==========  ==========

See notes to consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)
                                             PREDECESSOR           COMPANY
                                     --------------------------  ------------
                                     For the Nine   Period from   Period from
                                     Months Ended    January 1     May 22 to
                                     September 30,   to May 21,  September 30,
                                         1997           1998          1998
                                      ---------      ---------     ---------
Net cash provided (used) by
 operating activities                 $  22,731      $  12,738     $ (19,447)

Investing activities:
 Capital expenditures                   (13,575)        (9,058)       (5,074)
 Acquisition of Great Lakes Carbon
  Corporation-net of cash acquired          -              -        (275,902)
                                      ---------      ---------     ---------
Net cash used by investing activities   (13,575)        (9,058)     (280,976)

Financing Activities:
 Repayment of long-term debt             (1,044)          (161)      (66,216)
 Additions to long-term debt              7,250          4,928       318,287
 Capital contribution                       -              -          65,330
 Dividends                               (1,125)           -             -
                                      ---------      ---------     ---------
Net cash provided by
 financing activities                     5,081          4,767       317,401

Increase (decrease) in cash              14,237          8,447        16,978

Cash at beginning of period              24,097         43,596           -
                                      ---------      ---------     ---------
Cash at end of period                 $  38,334      $  52,043     $  16,978
                                      =========      =========     =========

See notes to consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

                                 (Unaudited)



Note 1: Organization and Basis of Presentation

Great Lakes Acquisition Corp. (the "Company") was incorporated under the laws of Delaware on March 31, 1998. The Company is a 99.49% owned subsidiary of American Industrial Capital Fund II, L.P. ("AIP"). On May 18, 1998, the Company canceled its previously issued shares of common stock and issued 65,000 shares of its common stock for approximately $65 million. On May 22, 1998, the Company issued 330 shares of its common stock for $330,000.

On May 22, 1998, the Company acquired all of the issued and outstanding stock of Great Lakes Carbon Corporation ("GLC") in a transaction accounted for as a purchase (the "Acquisition"). Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values at the Acquisition date.

The accompanying financial statements as of September 30, 1998 and for the period from May 22, 1998 to September 30, 1998 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the date of Acquisition. The accompanying predecessor financial statements for periods prior to the date of Acquisition are presented under the historical basis of accounting of GLC and do not reflect any adjustments that would be required as a result of the Acquisition by the Company. The Company had no substantive operations prior to May 22, 1998.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations.

Note 2: Acquisition

As consideration for the Acquisition of GLC described above, the Company paid the former shareholders of GLC approximately $331 million and incurred transaction costs of approximately $25 million. The total purchase price was funded through an equity contribution from AIP of approximately $65 million; available cash at GLC of approximately $50 million; borrowings by GLC under a new credit facility of approximately $111 million; proceeds of approximately $30 million from the sale of 13 1/8% Senior Discount Debentures by the Company; and the sale of approximately $175 million of 10 1/4% Senior Subordinated Notes by GLC. In addition, concurrent with the Acquisition, GLC retired its then outstanding 10% Senior Secured Notes for total consideration of approximately $76 million.

                      GREAT LAKES ACQUISITION CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

                                 (Unaudited)




Note 3:  Inventories

Inventories are as follows:

                                      September 30,    December 31,
                                          1998            1997
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  21,129        $  18,483
     Finished goods                        8,723            7,821
     Supplies and spare parts              6,753            6,151
                                       ---------        ---------
                                       $  36,605        $  32,455
                                       =========        =========

Note 4:  Accrued Expenses

Accrued expenses included interest payable of $6,792,000 and $3,467,000 at September 30, 1998 and December 31, 1997, respectively.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    General

   Based upon 1996 industry statistics, the Company is the world's largest producer of calcined petroleum coke (CPC). The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from raw petroleum coke (RPC) utilizing a high temperature, rotary kiln process. RPC is a by-product of petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

                             Basis of Presentation

   The Company, which had essentially no prior operations, acquired Great Lakes Carbon Corporation on May 22, 1998. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. Unless otherwise indicated, 1998 historical results represent the combined operating results of the Predecessor from January 1, 1998 to May 21, 1998 and the Company from the date of the Acquisition through September 30, 1998.

   As further discussed in Note 1 to the Condensed Consolidated Financial Statements the Acquisition was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to May 21, 1998 reflect the results of operations of the Company subsequent to the Acquisition and include the impact of adjustments required under the purchase method of accounting.

                             Results of Operations

                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997.

   The Company's net sales for the third quarter of 1998 increased 7.3% to $61.3 million from $57.1 million for the comparable 1997 period. Net sales of anode grade CPC increased 9.0% to $50.1 million while net sales of industrial grade CPC decreased 0.6% to $10.6 million.
   The increase in anode grade CPC net sales was primarily the result of a 13.3% increase in sales volume to 308,597 tons attributable to the startup of a second kiln expansion at La Plata, Argentina and continued strong demand from aluminum smelters. This increase in sales volume was partially offset by a decline of 3.9% in average selling price. This reduction represents a price accommodation to the aluminum market in light of weak aluminum prices.
   The decrease in industrial grade CPC net sales was the result of a 4.6% decrease in sales volume to 76,251 tons which was partially offset by a 4.1% increase in selling price. The decrease in sales volume was primarily the result of the scheduling of greater anode grade CPC shipments in the 1998 period.
   The Company's gross profit for the third quarter increased by 11.1% to

$16.6 million from $14.9 million for the comparable 1997 period. The increase in gross profit was due to the increase in sales discussed above which was partially offset by an increase in cost of goods sold. The higher cost of goods sold was mainly the result of higher sales volume as the average cost per ton decreased primarily due to lower raw material costs. Additional depreciation related to the Acquisition in the period amounted to $1.1 million and represented 44.7% of the total unfavorable change in cost of goods sold.
   Operating income for the third quarter increased 14.3% to $12.0 million from $10.5 million in the comparable 1997 period. The improved operating income was due to the increase in gross profit discussed above offset by a 3.5% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of increased amortization expense related mainly to goodwill established when the Company was acquired and AIP management fee expense incurred subsequent to the Acquisition offset by the elimination of certain fees and expenses under agreements that were terminated at the date of the Acquisition.
   Income before income taxes for the third quarter decreased 61.2% to $3.5 million from $9.0 million for the comparable 1997 period. The decrease was attributable to a $7.4 million increase in net interest expense primarily due to the greater amount of debt incurred by the Company as a consequence of the Acquisition partially offset by the improved operating income discussed above.
   The Company's effective tax rate for the third quarter increased to 51.6% from 36.9% for the comparable 1997 period primarily as a result of the tax effects of non-deductible amortization of goodwill in the period subsequent to the Acquisition.

                 Nine Months Ended September 30, 1998 Compared to
                       Nine Months Ended September 30, 1997.

   The Company's net sales for the nine months ended September 30, 1998 increased 5.8% to $180.7 million from $170.7 million for the comparable 1997 period. Net sales of anode grade CPC increased 7.7% to $150.9 million while net sales of industrial grade CPC decreased 3.1% to $28.3 million.
   The increase in anode grade CPC net sales was primarily the result of an 11.5% increase in sales volume to 918,684 tons attributable to the startup of a second kiln expansion at La Plata, Argentina and continued strong demand from aluminum smelters. This increase in sales volume was partially offset by a decline of 3.4% in average selling price. This reduction represents a price accommodation to the aluminum market in light of weak aluminum prices.
   The decrease in industrial grade CPC net sales was the result of a 10.3% decrease in sales volume to 199,557 tons which was partially offset by a 8.1% increase in selling price. The decrease in sales volume was primarily the result of the scheduling of greater anode grade CPC shipments in the 1998 period.
   The Company's gross profit for the nine months ended September 30, 1998 increased by 14.5% to $48.1 million from $42.0 million for the comparable 1997 period. The increase in gross profit was due to the increase in sales discussed above which was partially offset by an increase in cost of goods sold. The higher cost of goods sold was mainly the result of higher sales volume as the average cost per ton decreased primarily due to lower raw material costs. Additional depreciation related to the Acquisition in the period subsequent to May 21, 1998 amounted to $1.6 million and represented 42.5% of the total increase in cost of goods sold.
   Operating income for the nine months ended September, 1998 increased 0.5% to $28.7 million from $28.6 million in the comparable 1997 period. The improved operating income was due to the increase in gross profit discussed above which was almost completely offset by a 44.4% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of the payment of certain non-recurring fees and expenses under agreements that were terminated at the date of the Acquisition, increased amortization expense related mainly to goodwill established when the Company was acquired and AIP management fee expense incurred subsequent to the Acquisition.
   Income before income taxes for the nine months ended September 30, 1998 decreased 37.8% to $14.7 million from $23.6 million for the comparable 1997 period. The decrease was primarily attributable to a $9.4 million increase in net interest expense primarily due to the greater amount of debt incurred by the Company as a consequence of the Acquisition and the improved operating income discussed above.
   The Company's effective tax rate for the nine months ended September 30, 1998 increased to 46.6% from 37.6% for the comparable 1997 period primarily as a result of the tax effects of income from foreign operations and non-deductible amortization of goodwill in the period subsequent to the Acquisition.
   An extraordinary loss on early extinguishment of debt of $7.1 million (net of income tax benefit of $4.0 million) was recognized during the period prior to the Acquisition. This loss relates to the premium and unamortized debt issuance costs associated with the tender offer for and repurchase of the 10% Senior Secured Notes in connection with the Acquisition. As a result of the factors discussed above, earnings for the nine months ended September 30, 1998 decreased 95.0% to $0.7 million from $14.7 million in the 1997 period.

                         Liquidity and Capital Resources

   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar-denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1998 will be approximately $15 million of which approximately $8 million will be expended in connection with the second kiln expansion at the Company's LaPlata, Argentina facility.
   The expansion of the Argentine facility was completed during the second quarter of 1998. The Company financed the expansion through a local Argentine line of credit that had a maximum availability of $20.0 million, of which a total of $15.9 million was ultimately borrowed.
   The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $7.5 million sub-limit for letters of credit. As of November 6, 1998, no funds had been drawn down on this line of credit and approximately $3.4 million in letters of credit were outstanding under this credit agreement.

                                   Year 2000

   The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
   The Company has completed its Y2K compliance assessment and expects to complete any required remediation efforts in order to be Y2K compliant by the first quarter of 1999. Costs for Y2K efforts are not being accumulated separately. The Company believes that the costs to the Company for historical and future remediation of Y2K issues will not have a material adverse effect on the Company.
   The Company, like most companies, will also be subject to Y2K risk from its reliance on third parties for a wide variety of goods and servies, such as raw materials and electricity. The extent to which such reliance could have a material adverse effect on the Company is indiscernible.
   Based on preliminary communications with customers and suppliers to determine the extent of their Y2K efforts the Company believes its exposure to Y2K risk from material third party relationships is not material. The Company believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.
   Contingency plans that address a reasonably likely worst case scenario are currently being developed. These plans will address the key systems and third parties that present potential significant risk. The plans will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized in the first quarter of 1999.

                      GREAT LAKES ACQUISITION CORPORATION

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           Refer to the Company's registration statement on form S-4 dated October 2, 1998.

Item 2.    Change in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           Not applicable.

      (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K with the Commission during the three months ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREAT LAKES ACQUISITION CORPORATION



Date:      11/13/98                /s/James D. Mckenzie
                                   James D. McKenzie
                                   President and Chief Executive Officer