Form 10-Q
period 1999-06-30
GREAT LAKES ACQUISITION CORP
filed 1999-08-16
CIK 1066256

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                      GREAT LAKES ACQUISITION CORPORATION

FORM 10-Q                                                        June 30, 1999
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1998 and June 30, 1999 . . . . . . . . . . . . . . 2

          Condensed Consolidated Statements of Operations -
          For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to June 30, 1998 and the six months ended June 30,1999 (Company). .  . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations -
          For the period April 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to June 30, 1998 and the three months ended June 30,1999 (Company). .  . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statements of Stockholders' Equity -
          For the six months ended June 30, 1999. . . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to June 30, 1998 and the six months ended June 30,1999 (Company). .  . . . . . . . . . . . . . . . .6

          Notes to Condensed Consolidated Financial Statements. . . . . . 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . 9

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

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 11

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GREAT LAKES ACQUISITION CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                                    December 31,    June 30,
                                                        1998          1999
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
ASSETS
Current Assets
 Cash                                                $ 10,403      $ 13,347
 Accounts receivable, net                              18,961        30,298
 Inventories                                           37,702        39,022
 Income taxes receivable                                1,274             -
 Prepaid expenses and other current assets              9,456         7,050
                                                     ---------     ---------
        Total Current Assets                           77,796        89,717

Property, plant and equipment, net                    214,101       208,568

Goodwill                                              176,220       173,984
Capitalized financing costs                            19,587        18,384
Other assets                                            5,182         4,071
                                                     ---------     ---------
                                                     $492,886      $494,724
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                    $ 18,897      $ 17,845
 Accrued expenses                                      13,285        13,880
 Income taxes payable                                       -         1,642
 Current portion of long-term debt                     10,009        11,371
                                                     ---------     ---------
        Total Current Liabilities                      42,191        44,738

Long-term debt, less current portion                  321,089       317,891
Other long-term liabilities                             4,876         5,976
Deferred taxes                                         58,390        56,865

Stockholders' Equity
 Common stock, par value $0.01 per share,
  65,330 shares authorized and outstanding                  1             1
 Additional paid-in capital                            65,329        65,329
 Retained earnings                                      1,010         3,924
                                                     ---------     ---------
                                                       66,340        69,254
                                                     ---------     ---------
                                                     $492,886      $494,724
                                                     =========     =========

See notes to condensed consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                               (In thousands)
                                     PREDECESSOR            COMPANY
                                     -----------   --------------------------
                                     Period from    Period from  For the Six
                                      January 1      May 22 to   Months Ended
                                      to May 21,    to June 30,     June 30,
                                         1998           1998          1999
                                      ---------      ---------     ---------
Net Sales                             $  90,849      $  28,511     $ 122,366
Cost of Goods Sold                       67,168         20,676        90,961
                                      ---------      ---------     ---------
           Gross Profit                  23,681          7,835        31,405

Selling, general and administrative
 expenses                                13,070          1,720         9,711
                                      ---------      ---------     ---------
           Operating Income              10,611          6,115        21,694

Other income (expense):
 Interest, net                           (1,776)        (3,777)     (17,187)
 Other, net                                (472)           491          697
                                      ---------      ---------     --------
                                         (2,248)        (3,286)     (16,490)
           Income Before Income Taxes
            and Extraordinary Item        8,363          2,829        5,204

Income taxes                              2,839          2,198        2,290
                                      ---------      ---------     --------
Income before extraordinary item          5,524            631        2,914

Extraordinary loss on early
extinguishment of debt                    7,113              -            -
                                      ---------      ---------     --------
           Net income (loss)          $  (1,589)     $     631     $  2,914
                                      =========      =========     ========

See notes to condensed consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                               (In thousands)
                                     PREDECESSOR            COMPANY
                                     -----------   --------------------------
                                     Period from   Period from  For the Three
                                       April 1      May 22 to    Months Ended
                                      to May 21,    to June 30,    June 30,
                                         1998           1998          1999
                                      ---------      ---------     ---------
Net Sales                             $  28,779      $  28,511     $  62,003
Cost of Goods Sold                       21,485         20,676        46,437
                                      ---------      ---------     ---------
           Gross Profit                   7,294          7,835        15,566

Selling, general and administrative
 expenses                                10,386          1,720         4,906
                                      ---------      ---------     ---------
           Operating Income              (3,092)         6,115        10,660

Other income (expense):
 Interest, net                             (619)        (3,777)       (8,572)
 Other, net                                (400)           491           410
                                      ---------      ---------     ---------
                                         (1,019)        (3,286)       (8,162)
           Income Before Income Taxes
            and Extraordinary Item       (4,111)         2,829         2,498

Income taxes (benefit)                   (1,568)         2,198         1,162
                                      ---------      ---------     ---------
Income before extraordinary item         (2,543)           631         1,336

Extraordinary loss on early
extinguishment of debt                    7,113              -            -
                                      ---------      ---------     ---------
           Net income (loss)          $  (9,656)     $     631     $   1,336
                                      =========      =========     =========

See notes to condensed consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                (Unaudited)

                               (In thousands)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholders'
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
<S >
Balance at December 31, 1998    $      1    $ 65,329    $  1,010    $ 66,340
Net Income                             -           -       2,914       2,914
                               ----------  ----------  ----------  ----------
Balance at June 30, 1999        $      1    $ 65,329    $  3,924    $ 69,254
                               ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                               (In thousands)
                                     PREDECESSOR            COMPANY
                                     -----------   --------------------------
                                     Period from    Period from  For the Six
                                      January 1      May 22 to   Months Ended
                                      to May 21,    to June 30,     June 30,
                                         1998           1998          1999
                                      ---------      ---------     ---------
Net income                            $  (1,589)     $     631     $   2,914
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization           3,546          2,260        11,472
  Deferred taxes                              -              -        (1,525)
  Changes in operating assets and
  liabilities:
   Accounts receivables                   6,886         (4,296)      (11,337)
   Inventories                           (1,938)          (452)       (1,320)
   Other current assets                  (1,193)          (331)        2,406
   Income taxes payable                  (4,765)         1,833         2,916
   Accounts payable and accrued
    expenses                              9,164         (3,341)         (457)
   Other, net                             2,627           (868)        1,938
                                      ---------      ---------     ---------
Net cash provided (used) by
 operating activities                 $  12,738      $  (4,564)    $   7,007

Investing activities:
 Capital expenditures                    (9,058)        (1,848)       (2,227)
 Acquisition of Great Lakes Carbon
  Corporation-net of cash acquired            -       (275,902)            -
                                      ---------      ---------     ---------
Net cash used by investing activities    (9,058)      (277,750)       (2,227)

Financing Activities:
 Repayment of long-term debt               (161)       (65,035)       (5,202)
 Additions to long-term debt              4,928        316,976         3,366
 Deferred financing costs                     -        (25,000)            -
 Capital contribution                         -         65,330             -
                                      ---------      ---------     ---------
Net cash provided by
 financing activities                     4,767        292,271        (1,836)
                                      ---------      ---------     ---------
Increase (decrease) in cash               8,447          9,957         2,944
Cash at beginning of period              43,596              -        10,403
                                      ---------      ---------     ---------
Cash at end of period                 $  52,043      $   9,957     $  13,347
                                      =========      =========     =========

See notes to condensed consolidated financial statements.

                      GREAT LAKES ACQUISITION CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

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

The accompanying financial statements as of June 30, 1999 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the date of Acquisition. The accompanying predecessor financial statements for the period prior to the date of Acquisition are presented under the historical basis of accounting of GLC and do not reflect any adjustments that would be required as a result of the Acquisition by the Company. The Company had no substantive operations prior to May 22, 1998.

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

                      GREAT LAKES ACQUISITION CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

                                (Unaudited)



3.  Inventories

Inventories are as follows:

                                       December 31,      June 30,
                                          1998             1999
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  18,837        $  26,364
     Finished goods                       12,996            6,318
     Supplies and spare parts              5,869            6,340
                                       ---------        ---------
                                       $  37,702        $  39,022
                                       =========        =========

 4.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,635,000 and $2,437,000, respectively, at December 31, 1998 and interest payable of $3,468,000 at June 30, 1999.

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

Results of Operations

Three Months Ended June 30, 1999 Versus Three Months Ended June 30, 1998.

        The Company's net sales for the quarter ended June 30, 1999 increased 8.2% to $62.0 million from $57.3 million in the comparable 1998 period. Net sales of anode grade CPC increased 2.9% to $49.6 million and net sales of industrial grade CPC increased 25.8% to $10.8 million.
        The increase in anode grade CPC net sales was primarily the result of a 9.9% increase in sales volume to 322,719 tons which was partially offset by a 6.4% decline in the average per ton selling price attributable to continued pressure from weak aluminum prices. The increase in sales volume reflects the impact of the startup of a second kiln expansion at La Plata, Argentina.
        The increase in industrial grade CPC net sales was the result of a 39.1% increase in sales volume to 81,089 tons which was partially offset by a 9.6% decrease in selling price. The increase in sales volume was due mainly to greater shipments into the titanium dioxide market during the 1999 quarter.
        The Company's gross profit for the second quarter increased by 2.9% to $15.6 million from $15.1 million in 1998. The increase in gross profit was due to the increase in sales discussed above partially offset by an increase in cost of goods sold. The increase in cost of goods sold was the result of higher sales volume offset in part by a decrease in average per ton costs principally due to lower raw material prices. Additional depreciation related to the Acquisition in the 1999 quarter compared to 1998 amounted to $0.8 million and represented 19.2% of the gross increase in cost of goods sold.
        Operating income increased by 252.6% to $10.7 million from $3.0 million in the 1998 period. The improvement in operating income was due to a 60% decrease in selling, general and administrative expenses and the increase in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the absense in the 1999 period of payments made in the prior year quarter for certain non-recurring fees and expenses under agreements that were terminated upon consumation of the Acquisition, partially offset by increased amortization expense, related mainly to goodwill established when the Company was acquired, and higher sales commissions expense.
        Results before income taxes increased 294.9% to a profit of $2.5 million from a loss of $1.3 million in the comparable 1998 period. The increase was primarily attributable to the improvement in operating income discussed above offset by a $4.2 million increase in net interest expense.
The increase in net interest expense was due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate decreased to 46.5% in the 1999 period from 49.1% in the 1998 period primarily as a result of the tax effects of income from foreign operations present in the prior year period.
        An extraordinary loss on early extinguishment of debt of $7.1 million (net of income tax benefit of $4.0 million) was recognized during the period prior to the Acquisition in 1998. This loss relates to the premium and unamortized debt issuance costs associated with the tender offer for and repurchase of the 10% Senior Secured Notes in connection with the Acquisition. As a result of the factors discussed above, results for the three months ended June 30, 1999 increased 114.8% to a profit of $1.3 million from a loss of $9.0 million in the 1998 period.
        Adjusted EBITDA for the second quarter increased by 8.8% to $16.3 million in 1999 from $15.0 million in 1998 for the reasons set forth above.

Six Months Ended June 30, 1999 Versus Six Months Ended June 30, 1998.

        The Company's net sales for the six months ended June 30, 1999 increased 2.5% to $122.4 million from $119.4 million in the comparable 1998 period. Net sales of anode grade CPC decreased 2.1% to $98.6 million and net sales of industrial grade CPC increased 22.4% to $21.6 million.
        The decrease in anode grade CPC net sales was primarily the result of a 5.9% decline in the average per ton selling price partially offset by a 4.0% increase in sales volume to 634,611 tons. The decline in the average per ton selling price is attributable to continued pressure from weak aluminum prices. The increase in sales volume reflects the impact of the startup of a second kiln expansion at La Plata, Argentina.
        The increase in industrial grade CPC net sales was the result of a 33.1% increase in sales volume to 164,129 tons which was partially offset by an 8.0% decrease in selling price. The increase in sales volume was due mainly to greater shipments into the titanium dioxide market during 1999.
        The Company's gross profit for the six months ended June 30, 1999 decreased by 0.4% to $31.4 million from $31.5 million in 1998. The decrease in gross profit was due to higher cost of goods sold partially offset by the increase in sales discussed above. The increase in cost of goods sold was the result of higher sales volume and increased depreciation expense related to the Acquisition offset in large measure by a decrease in average per ton costs principally due to lower raw material prices. The additional

Acquisition-related depreciation in 1999 compared to 1998 amounted to $2.1 million and represented 68.3% of the gross increase in cost of goods sold.
        Operating income increased by 29.7% to $21.7 million from $16.7 million in 1998. The improvement in operating income was due to a 34% decrease in selling, general and administrative expenses offset by the decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the absense in 1999 of payments made in the prior year for certain non-recurring fees and expenses under agreements that were terminated upon consumation of the Acquisition, partially offset by increased amortization expense, related mainly to goodwill established when the Company was acquired, and higher sales commission and management fee expenses.
        Income before income taxes decreased 53.5% to $5.2 million from $11.2 million in 1998. The decrease was primarily attributable to an $11.6 increase in net interest expense offset by the improvement in operating income discussed above. The increase in net interest expense was due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate remained essentially unchanged at 44% compared to 45% in 1998 as higher amounts of non-deductable amortization of goodwill in 1999 compensated for the tax effects of income from foreign operations present in the prior year period.
        An extraordinary loss on early extinguishment of debt of $7.1 million (net of income tax benefit of $4.0 million) was recognized during the period prior to the Acquisition in 1998. This loss relates to the premium and unamortized debt issuance costs associated with the tender offer for and repurchase of the 10% Senior Secured Notes in connection with the Acquisition. As a result of the factors discussed above, results for the six months ended June 30, 1999 increased 404.2% to a profit of $2.9 million from a loss of $1.0 million in the 1998 period.
        Adjusted EBITDA for the six month period increased by 5.1% to $33.1 million in 1999 from $31.5 million in 1998 for the reasons set forth above.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1999 will be approximately $5.5 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $7.5 million sub-limit for letters of credit. As of August 6, 1999, no funds had been drawn down on this line of credit and approximately $3.2 million in letters of credit were outstanding under this credit agreement.

Year 2000

        The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
        The Company has completed its Y2K compliance assessment and expects to complete any required remediation efforts in order to be Y2K compliant by the end of the third quarter of 1999. Costs for Y2K efforts are not being accumulated separately. The Company believes that the costs to the Company for historical and future remediation of Y2K issues will not have a material adverse effect on the Company.
        The Company, like most companies, will also be subject to Y2K risk from its reliance on third parties for a wide variety of goods and servies, such as raw materials and electricity. The extent to which such reliance could have a material adverse effect on the Company is indiscernible.
        Based on preliminary communications with customers and suppliers to determine the extent of their Y2K efforts, the Company believes its exposure to Y2K risk from material third party relationships is not material. The Company believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.
        Contingency plans that address a reasonably likely worst-case scenario are currently being developed. These plans will address the key systems and third parties that present potential significant risk. The plans will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized by the end of the third quarter of 1999.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           Not applicable.

      (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K with the Commission during the three months ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREAT LAKES ACQUISITION CORPORATION



Date:      8/6/99                  /s/James D. Mckenzie
                                   James D. McKenzie
                                   President and Chief Executive Officer