Form 10-K
period 1999-12-31
GREAT LAKES ACQUISITION CORP
filed 2000-03-30
CIK 1066256

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-K
				 ANNUAL REPORT

		     Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission File Number 333-59541

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

     As of March 17, 2000, the registrant had outstanding 65,950 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                         Great Lakes Acquisition Corp.

        Annual Report on Form 10-K for the Year Ended December 31, 1999

                             Table of Contents
									  Page
                                  PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 6

Item  4. Submission of Matters to Vote of Security Holders . . . . . . . . 7

                                 PART II
Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . 7

Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 8

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . 9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .13

Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . 13

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . . 13

                                PART III
Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 14

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 16

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 13. Certain Relationships and Related Transactions. . . . . . . . . . 19

                                PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 20

Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-1

Schedule I - Parent company-only financial information. . . . . . . . . . S-1

PART I
Item 1.  Business

Introduction

        Great Lakes Acquisition Corp. (the "Company" or "GLAC"), through its wholly-owned operating subsidiary Great Lakes Carbon Corporation ("GLC"), is the largest producer of calcined petroleum coke ("CPC") in the world. Anode grade CPC is the principal raw material used in the production of carbon anodes for use in aluminum smelting. Anode grade CPC sales represented 81% of the Company's total 1999 sales. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke ("RPC"), a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        The Company operates rotary kilns having a total capacity of 1.6 million tons at plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina.
        On May 22, 1998, GLAC, a corporation formed by American Industrial Partners (AIP), a private investment fund, acquired all of the issued and outstanding capital stock of GLC. The aggregate consideration paid by AIP, its affiliates and certain other individuals associated with AIP was approximately $375.2 million. In connection with the transaction, GLC also redeemed all of its then outstanding 10% Senior Secured Notes due 2006 in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquisition.
        The acquisition was financed by, (i) an equity contribution by AIP and affiliates of, and certain other individuals associated with AIP of $65 million and $330,000, respectively, in exchange for common equity of GLAC, (ii) a contribution by GLAC of $92.4 million (the sum of $65.3 million of the AIP equity contribution and the proceeds from the issuance and sale by GLAC of 13 1/8% Senior Discount Debentures (the "Debentures")) to the equity of GLC,
(iii) borrowings by GLC pursuant to a syndicated senior secured agreement in an aggregate principal amount of $111.0 million (the "Term Loans") and (iv) the sale by GLC of $175.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2008 (the "Notes").

Description of Principal Markets

Anode Grade CPC

	Carbon anodes, which are manufactured utilizing anode grade CPC, are used by every primary aluminum smelter in the world as a key component in aluminum smelting pot lines. Carbon anodes act as conductors of electricity and as a source of carbon in the electrolytic cell that reduces alumina into aluminum metal. In this electrochemical aluminum smelting process, the carbon anodes, and hence the CPC, are consumed. Carbon anode manufacturers, predominantly captive operations of aluminum smelting companies, purchase anode grade CPC, mix it with pitch binders, press the mixture into blocks and then bake the mixture to form a finished, hardened carbon anode. The quality of the anode grade CPC, in terms of both its physical and chemical properties, has an effect on carbon anode life, which is an important economic factor in aluminum production, and on the amount of impurities in the finished aluminum metal. Anode grade CPC is approximately 97% pure carbon; however, anode grade CPC does vary based on the content of sulfur and other trace elements in the finished product as well as on its physical properties. GLC produces a full range of anode grade CPC, which is typically sold in bulk shipments, tailored to the specific needs of its aluminum company customers.

	Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. For the fifth year in a row, aluminum production increased primarily due to the expansion of existing smelting capacity. As a result of the continued strong demand for CPC, the Company operated at near effective capacity in 1999.

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

Raw Materials and Suppliers

	CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of RPC, the raw material used to produce CPC. RPC is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce RPC. Sales of RPC do not constitute a material portion of oil refiners' revenues. Because a substantial portion of worldwide petroleum refining capacity is based domestically, the United States has a majority of worldwide CPC production capacity.
	CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the RPC utilized in the calcining process. The RPC produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the RPC produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the RPC produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
      The Company purchases a range of RPC from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. RPC is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 1999 the Company purchased approximately 49% of its RPC requirements from three petroleum refiners.

Manufacturing Process

	The calcining process essentially drives off moisture, impurities and volatile matter from the RPC at high temperatures, to produce a purer form of carbon in the resulting CPC. Both anode and industrial grade CPC are manufactured by the Company to specific customer specifications. The Company purchases RPC from a number of sources and has the capability to blend these raw cokes specifically to meet a customer's required chemical and physical properties. After blending, the raw coke is fed into the higher end of a rotating kiln, which is up to 12 feet in diameter and up to 220 feet long. The coke in the kiln is tumbled by rotation and moves down-kiln counter current to the heat produced by burning natural gas or oil at the lower, firing end of the kiln. Kiln temperatures range from 2200 to 2500 degrees fahrenheit.
Typically, coke is retained in the kiln for approximately one hour, with the resident time and heating rates critical to the production of the proper quality CPC. The moisture, impurities and volatile matter in the coke are driven off in the kiln. As the coke is discharged from the kiln, it drops into a cooling chamber, where it is quenched with water, treated with dedusting agents and carried by conveyor to silos to be kept in covered storage until shipped to customers by truck, rail, barge or ocean-going vessel. In the case of certain industrial grade products, the CPC is also crushed and screened to meet proper sizing requirements.

Marketing

	The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
	The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 1999 approximately 38% of the Company's net sales were to U.S.-based customers and approximately 62% were to customers in international markets. Approximately 68.2% of the Company's 1999 net sales were made to five customers with Alcoa and Aluminium Bahrain accounting for 31.2% and 16.7% of the Company's net sales, respectively.

Competition

	The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality. Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets. GLC is one of five major domestic calciners of anode grade CPC.
Two calciners, GLC and Calciner Industries, Inc., are independent. The other calciners are Atlantic Richfield Co. (ARCO), whose petroleum refining operations provide its raw material supply, Reynolds Metals Co., which uses some of its CPC for internal consumption, and Venture Coke Company (Venco), which is 50% owned by Conoco, Inc.

Employees

        As of December 31, 1999 the Company employed 257 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately one-third of its employees. A collective bargaining agreement with the International Association of Machinists and Aerospace Workers covers hourly employees at the Enid, Oklahoma facility. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract which basic terms are governed by Argentine federal labor legislation. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

	None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

	The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $1.5 million on capital expenditures related to pollution control facilities in 1999 and anticipates spending a similar amount in both 2000 and 2001.
	The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Properties

	The Port Arthur facility has four kilns which have the capacity to produce 680,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the start of 2010. A waste heat recovery facility, owned and operated by a third party, is located at the plant site under a sublease arrangement with the Company under which terms the Company receives revenue from the delivery of flue gas from its kilns to the facility. The operator of the facility has given notice that it will terminate its purchase of flue gas from the Company due to the loss of its sole customer for the steam generated by the facility effective November 12, 2000. The operator is currently evaluating its options, which include the possibility of attracting new customers. The revenue realized by the Company in connection with this activity during 1999 was $1.8 million, which was treated as a reduction to cost of goods sold.
	The Enid facility has three kilns which have the capacity to produce 490,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 320 acres of property that is owned by the Company.
        The La Plata, Argentina facility operated by Copetro has two kilns with the capacity to produce 440,000 tons per year of CPC. The Copetro capacity was recently doubled when a second 220,000 ton kiln was built in 1998. The plant is located on 30 acres of land at the port of La Plata. The plant has the capability to receive RPC by rail or truck and to ship CPC by truck or ocean-going vessel.
	The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, TX 77060 under a lease expiring in January, 2001.
        The Company's executive office is located in leased space at 551 Fifth Avenue, Suite 3600, New York, NY 10176.

Item 3.  Legal Proceedings

	The Company is a party to legal proceedings which are in various stages of resolution. Management, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

	No matters were submitted for vote of security holders of the Company during the three months ended December 31, 1999.

				       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

	(a) There is no established market in which the Company's Common Stock, par value $.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report there were thirteen holders of record of the Company's common stock.
        (c) During 1999 no cash dividends were declared by the Board of Directors. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.
        (d) During 1999, the Company sold 620 shares of its common stock to certain management employees at price of $1000 per share. The number of shares purchased by the Company's most highly compensated executive officers was as follows: Mr. McKenzie, 220 shares at a cost of $220,000; Mr. Baca, 100 shares at a cost of $100,000; Mr. Dickie 100 shares at a cost of $100,000; and Mr. Beilharz 100 shares at a cost of $100,000. Exemption from registration of the shares sold under the Securities Act of 1933 is claimed pursuant to Section 4(2) thereof because said offer and sale was restricted to a limited number of individuals, all of whom were members of the management of the Company, without any advertising or other selling efforts commonly associated with a "public offering".

Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company from May 22, 1998 to December 31, 1998 and for the period then ended and as of and for the year ended December 31, 1999 and for the predecessor company as of and for the years ended December 31, 1995, 1996 and 1997, and from January 1, 1998 to May 21, 1998 and for the period then ended. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                                                   Period    Period
                                                   Jan. 1    May 22     Year
                                                     to        to       Ended
                       Year Ended December 31,     May 21    Dec. 31   Dec. 31
                      1995      1996      1997      1998      1998       1999
                    --------- --------- --------- --------- --------- ---------
Statement of
  Operations Data:
------------------
Net sales           $178,628  $242,744  $231,911  $ 90,849  $146,003  $234,544
Gross Profit          36,440    66,373    59,521    23,681    39,255    62,751
Operating income      26,753    51,052    41,011    10,611    27,974    42,500
Other income
  (expense)           (5,302)   (8,345)   (6,336)   (2,248)  (22,071)  (33,054)

Income before
  income tax and
  extraordinary item  21,451    42,707    34,675     8,363     5,903     9,446

Income tax expense     7,633    15,148    12,691     2,839     4,893     4,905
Extraordinary gain
  (loss), net of
  taxes                    -         -         -    (7,113)        -       322
                    --------- --------- --------- --------- --------- ---------
Net income (loss)   $ 13,818  $ 27,559  $ 21,984  $ (1,589) $  1,010     4,863
                    ========= ========= ========= ========= ========= =========

Adjusted EBITDA(1):
-------------------
Operating income    $ 26,753  $ 51,052  $ 41,011  $ 10,611  $ 27,974    42,500
Depreciation and
  amortization         8,411     9,295     9,955     3,443    12,013    20,410
HII fees & expenses    1,350     1,696     1,436     8,831        22         -
Payments pursuant
  to agreements
  terminated at
  Acquisition              -     4,520     6,780       318         -         -
AIP fees & expenses        -         -         -         -     1,185     2,305
                    --------- --------- --------- --------- --------- ---------
                    $ 36,514  $ 66,563  $ 59,182  $ 23,203  $ 41,194  $ 65,215
                    ========= ========= ========= ========= ========= =========

Balance sheet data
  (at period end):
------------------
Total assets        $113,930  $148,905  $174,911  $182,342  $492,886  $476,274
Total long-term
  debt                74,291    72,885    84,014    88,781   331,098   314,992

(1) Adjusted EBITDA represents operating income before depreciation, amortization, HII fees and payments pursuant to employment and consulting agreements which were terminated upon consummation of the Acquisition and on-going AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity.
     Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Through its wholly-owned operating subsidiary, GLC, the Company is the world's largest producer CPC. The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from RPC utilizing a high temperature, rotary kiln process. RPC is a by-product of petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

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

Results of Operations

Year Ended December 31, 1999 Versus Year Ended December 31, 1998

        The Company's net sales for the year ended December 31, 1999 decreased 1.0% to $234.5 million from $236.9 million in 1998. Net sales of anode grade CPC decreased 4.3% to $190.6 million while net sales of industrial grade CPC increased 12.1% to $40.2 million.
        The decrease in anode grade CPC net sales was primarily the result of a 6.8% decrease in average selling prices partially offset by a 2.7% increase in sales volume to 1,246,616 tons. This decline in average selling price is attributable to the effects of weak aluminum prices earlier in the year and the presence of excess CPC in the market. The increase in sales volume of anode grade CPC, as well as industrial grade CPC referred to below, reflects the additional production from a second kiln expansion at La Plata, Argentina.
        The increase in industrial grade CPC net sales was the result of a 22.1% increase in sales volume to 306,696 tons which was partially offset by an 8.1% decrease in selling price. The increase in sales volume was mainly due to greater shipments into the relatively lower priced titanium dioxide market in 1999.
        During 1999 the Company entered into an arrangement with Repsol/YPF, the largest oil refiner in Argentina, and its major RPC supplier, whereby the Company purchased and resold 65,596 tons of RPC production into international fuel grade markets. Sales of $1.3 million were generated with respect to these transactions.
        The Company's 1999 gross profit remained essentially unchanged compared to 1998, decreasing only 0.3% to $62.8 million from $62.9 million in the prior year. The decrease in gross profit was due to the decline in sales discussed above partially offset by an reduction in cost of goods sold. The reduction in cost of goods sold was the result of a decrease in average per ton costs, principally due to lower raw material costs, offset in large part by higher sales volume. The additional Acquisition-related depreciation in 1999 compared to 1998 amounted to $2.1 million and represented 97.3% of the net change in cost of goods sold.
        Operating income increased by 10.1% to $42.5 million from $38.6 million in 1998. The improvement in operating income was due a 16.8% decrease in selling, general and administrative expenses partially offset by the decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the absence in 1999 of payments made in the prior year for certain non-recurring fees and expenses under agreements that were terminated upon consummation of the Acquisition, partially offset by increased amortization expense, related mainly to goodwill established when the Company was acquired, and higher sales commission and management fee expenses.
        Income before income taxes decreased 33.8% to $9.4 million in 1999 from $14.3 million in 1998. The decrease was primarily attributable to a $9.3 million increase in net interest expense offset by the improvement in operating income discussed above. The increase in net interest expense was due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate in 1999 decreased to 51.9% from 54.2% in 1998 as the tax effects of income from foreign operations present last year was only partially offset by higher amounts of non-deductible amortization of goodwill in 1999.
        An extraordinary gain on early extinguishment of debt of approximately $322,000 (net of income tax expense of $173,000) was recognized in 1999. This gain relates to the purchase by the GLC of $6.9 million of aggregate face value Debentures issued by the Company for approximately $4.0 million. As a result of the factors discussed above, net income for the year ended December 31, 1999 increased 940% to a profit of $4.9 million from a loss of $0.6 million in 1998.
        Adjusted EBITDA increased by 1.3% to $65.2 million in 1999 from $64.4 million in 1998 for the reasons set forth above.

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

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. During 1997 and 1998 the Company undertook a second kiln expansion at the Company's La Plata, Argentina facility.
        For purposes of evaluating its cash flow, the Company uses a measure which it refers to as adjusted net income (or adjusted results) to classify the income component of cash flow from operating activities. Adjusted net income (or adjusted results) represents net income (or results) before depreciation, amortization, deferred taxes and other non-cash items reflected as reconciling adjustments in the statement of cash flows.
        Net cash flow provided by operating activities was $16.5 million, $21.0 million, and $31.3 million in 1999, 1998, and 1997, respectively. The decrease in operating cash flow from 1998 to 1999 was mainly the result of higher working capital requirements partially offset by the improvement in adjusted net income, the earnings components of which are discussed above. The decrease in operating cash flow from 1997 to 1998 was primarily due to the lower adjusted results, the earnings components of which are discussed above, partially offset by a decrease in working capital requirements.
        Capital expenditures were $4.3 million, $17.0 million, and $21.4 million for 1999, 1998, and 1997, respectively. The $12.7 million decrease in capital expenditures in 1999 to was due primarily to amounts spent to complete the Argentine expansion and the erection of a new ship loader at Port Arthur in the prior year. The $4.4 million decrease in capital expenditures in 1998 as compared to 1997 related mainly to the wind-down of the expansion of the Argentine facility.
        The expansion of the Argentine facility was completed during the second quarter of 1998. The Company financed the expansion through a local Argentine line of credit that had a maximum availability of $20.0 million, of which a total of $15.9 million ($4.0 million in 1998) was ultimately borrowed.
        Investing activities for the period subsequent to the Acquisition in 1998 also includes $274.3 million representing the consideration paid to the former stockholders (net of cash acquired) on the date the Company was acquired on May 22, 1998.
        Financing activities in 1999 reflects a net reduction of long-term debt of $16.1 million. This is comprised of $20.5 million in debt repayments, including $10.5 million of voluntary prepayments, offset by $4.4 million of accretion on the Debentures. In addition, the Company sold 620 shares of its common stock at a price of $1000 per share to certain management employees of the Company resulting in an aggregate total capital contribution of $620,000 during the year.
        Financing activities in 1998 reflect the receipt by the Company of the proceeds of $175.0 million and $30.1 million from the sale of the Notes and the Debentures, respectively, borrowings of $111.0 million in Terms Loans and a cash contribution of $65.3 million from AIP and affiliates of, and certain other individuals associated with AIP that were used by the Company to fund the stock purchase and related transaction costs of approximately $25 million (of which approximately $23 million were capitalized as deferred financing costs). As a condition to the transaction, the Company also repurchased all of its then outstanding 10% Senior Secured Notes in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquisition. In addition, the Company repaid $13.9 million of long-term debt, including a $12.0 million prepayment of the Term Loans, in the period subsequent to the Acquisition.
         The Notes are unsecured general obligations of the Company and, although not currently guaranteed, will require essentially all future domestic subsidiaries of the Company, if any, to be guarantors of the debt. Interest on the Notes is payable semiannually each year on May 15 and November 15. The Notes will mature on May 15, 2008 and are subject to early redemption as set forth under the terms of the indenture. For interest payments due through May 15, 2003, the Company may, at its option, make up to four semiannual payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%.
        The Company is a party to a credit agreement that includes Term Loans comprised of three single tranche loans in an original amount of $50.0 million, $31.0 million and $30.0 million maturing on May 31, 2004, 2005 and 2006, respectively, and a Revolving Credit Facility in effect until May 31, 2003 which provides for borrowings of up to $25.0 million (with a $10 million sublimit for letters of credit). The credit agreement is secured by substantially all the assets of the Company and requires that the Company satisfy certain financial ratios. At March 17, 2000 there were no borrowings under the Revolving Credit Facility and approximately $1.1 million of letters of credit were outstanding.
        The Debentures are unsecured general obligations of the Company, subordinated in right of payment to essentially all subsidiary liabilities. No cash interest will be payable on the Debentures until November 15, 2003 but the accreted value will increase (representing amortization of original issue discount) to approximately $56,600,000 through May 15, 2003. The Debentures require the Company to make cash interest payments semiannually commencing in November 2003 of approximately $7,432,000 per year ($3,716,000 in 2003) and a principal payment of approximately $56,600,000 at maturity in May 2009. The Debentures are subject to early redemption as set forth under the terms of the indenture. The Company is a holding company and its ability to pay its debt service obligations is dependent upon the receipts of dividends and other distributions from its direct and indirect subsidiaries. The Company does not have, and may not in the future have, any assets other than the common stock of GLC. GLC, in turn is a party to the Notes indenture and the credit agreement each of which imposes substantial restrictions on GLC's ability to pay dividends to the Company.
       The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility.

Year 2000

        The Year 2000 ("Y2K") issue was the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may have recognized a year containing "00" as the year 1900 rather than the year 2000 which could have resulted in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
        The Company, which was Y2K compliant by the close of third quarter 1999, experienced no disturbances related to Y2K, either in its own operations or in connection with those of its customers and suppliers.
        Costs for the Company's Y2K efforts, which had not been accumulated separately, were not material.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant amounts outstanding under its credit agreement which bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such arrangements outstanding at December 31, 1999 or during the year then ended.

Item 8.  Financial Statements and Supplementary Data

	The following consolidated financial statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are filed as part of this report:

Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1998 and 1999

Consolidated Statements of Operations for the year ended December 31, 1997, the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1997, the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)

Consolidated Statements of Cash Flows for the year ended December 31, 1997, the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	 None.

				      PART III

Item 10.  Directors and Executive Officers of the Registrant

        The following table sets forth the name, age as of March 17, 2000 and position of the persons serving as directors or executive officers of the
Company:

------------------------------------------------------------------------------
Name                Age                      Position
-----------------   ---    ---------------------------------------------------

James D. McKenzie    55    President and Chief Executive Officer, Director

A. Frank Baca        56    Senior Vice President, Operations and Administration

Robert C. Dickie     51    Vice President, Sales

James W. Betts       62    Vice President, Raw Materials

Craig L. Beilharz    45    Vice President, Commercial Development

Theodore C. Rogers   65    Non-Executive Chairman of the Board, Director

W. Richard Bingham   64    Director

Kim A. Marvin        38    Director

Alfred E. Barry      44    Director

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

        Mr. Baca has been Senior Vice President, Operations and Administration of the Company since September 1995 and was Vice President, Operations from 1991 to August 1995. Since joining Old GLC in 1967, he has held a number of operating positions, including Plant Manager of the Port Arthur, Texas calcining facility.

        Mr. Dickie has been Vice President, Sales of the Company since September 1995 and was Director of Sales from 1992 to August 1995. He held the position of Plant Manager of Enid, Oklahoma calcining facility for Old GLC from 1989 to 1992. Prior to joining Old GLC in 1989, he spent 15 years with Alumax, holding various positions in aluminum smelting operations.

        Mr. Betts has been Vice President, Raw Materials of the Company and Old GLC since 1986. Since joining Old GLC in 1968, he has held a number of positions in sales and raw materials procurement. Since 1992, he has been a director of Zoltek Companies, Inc.

        Mr. Beilharz has been Vice President, Commercial Development of the Company since February 1999. From March 1997 until rejoining the Company in 1999 he served as General Manager, Supply and Trading for Koch Carbon, Inc. Prior to that, he was Manager, Sales and Raw Materials for the Company from 1992 to March 1997. From 1973 to 1992, he held a number of positions in quality control with Old GLC, including Chemist of the Enid, Oklahoma calcining facility.

        Mr. Rogers has served as the Non-Executive Chairman of the Board and Director of the Company since May 1998. He is the Chairman of the Board, a Director and the Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Rogers is also a director of Bucyrus International, Inc., Derby International, RBX Corporation, Stanadyne Automotive Corp., Steel Heddle Group, Inc., Sunshine Materials, Inc. and Sweetheart Holdings, Inc.

        Mr. Bingham has served as Director of the Company since May 1998. He is a Director, the President, the Treasurer and the Assistant Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Bingham is also a director of Bucyrus International, Inc., Dearfield Associates, RBX Corporation, Stanadyne Automotive Corp. and Sweetheart Holdings, Inc.

        Mr. Marvin has served as Director of the Company since May 1998. He joined the San Francisco office of American Industrial Partners as a Principal in 1997. From 1994 to 1997, he was an associate in the Mergers & Acquisitions Department of Goldman Sachs & Co. Mr. Marvin is also a director of Bucyrus International, Inc.

        Mr. Barry has served as Director of the Company since February 1999.
He joined the New York office of American Industrial Partners as a Principal in 1996. From 1991 to 1996, Mr. Barry was a Senior Manager in the manufacturing practice at Deloitte and Touche Consulting Group.

        Directors do not receive compensation for their services as directors.

Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                                                    Long-term
                                                  Compensation
                                                     Awards
                              Annual Compensation   Securities
                              -------------------   Underlying    All Other
Name and Position        Year   Salary   Bonus(1)   Options(#)  Compensation(2)
------------------------ ---- --------- --------- ------------- ---------------

James D. McKenzie        1999 $ 300,000 $ 223,336     1,200        $ 5,000
  President and Chief    1998   279,170   300,000         -          5,000
  Executive Officer      1997   250,008   300,000         -          4,750

A. Frank Baca            1999   176,250    99,000       400          5,000
  Senior Vice President, 1998   165,000    85,050         -          4,950
  Operations and         1997   157,500    37,440         -          4,725
  Administration

Robert C. Dickie         1999   158,751    84,002       400          4,309
  Vice President, Sales  1998   140,004    70,201         -          4,200
                         1997   130,002    29,952         -          8,783

James W. Betts           1999   131,250    72,000         -          3,769
  Vice President,        1998   120,000    60,750         -          3,600
  Raw Materials          1997   112,500    26,208         -         37,192

Craig L. Beilharz        1999   128,125         -       400          1,207
  Vice President,        1998         -         -         -              -
  Commercial Development 1997         -         -         -              -

-------------------------------------------------------------------------------
(1)  Bonuses are reported in the year paid even though earned in the previous year.
(2) The amounts shown in this column include the following: (a) the Company's contribution under the 401(k) savings plan to: Mr. McKenzie, $5,000, $5000, $4,750; Mr. Baca, $5,000, $4,950, $4,725; Mr. Dickie, $4,309,
     $4,200, $3,900; Mr. Betts,$3,769, $3,600, $3,375; and Mr. Beilharz, $1,207
     for 1999, 1998 and 1997, respectively; (b) the Company's payment of relocation allowances in 1997 to: Mr. Dickie, $4,883; and Mr. Betts, $33,817.
-------------------------------------------------------------------------------

Profit-Sharing Plan

        The Company's practice has been to maintain a profit-sharing plan which is established annually. Under the present plan, each eligible employee receives profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established each year by the Board of Directors.

Savings Plans

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

Pension Plans

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

        The following table shows the estimated annual straight-life annuity benefit payable under the Salaried Plan and the SERP to the executives who participate in such plans, with the specified remuneration and specified years of service upon retirement at age 65, after giving effect to adjustments for Social Security benefits, assuming they continue to be actively employed by the Company until age 65. For those executives who participant in the SERP, the benefit payable upon retirement at age 65 is determined based upon their full salary and years of service. Participation in the SERP is extended to executives at the sole discretion of the Board of Directors. The benefit payable upon retirement at age 65 to executive officers who do not participate in the SERP is determined based upon each such executive's salary (subject to the limitations imposed by Section 401(a)(17) of the Code, currently $170,000), and years of service.

                                     Years of
                                      Service         Annual
        Name                         at Age 65        Benefit
        ------------------------     ---------       --------
        James D. McKenzie                38          $185,209
        A. Frank Baca                    41           110,240
        Robert C. Dickie                 24            61,521
        James W. Betts                   34            74,388
        Craig L. Beilharz                44            99,931
        -----------------------------------------------------
        The compensation of participants used to calculate the retirement benefit consists solely of annual base salary.
        -----------------------------------------------------

Stock Option Plan

        On December 13,1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "Plan") in order to provide equity-based incentives to certain officers and other key employees of the Company and its subsidiaries.

        The Plan is administered by the President and Chief Executive Officer of the Company ("CEO"), subject to the review and approval of the Compensation Committee of the Board of Directors or, if one has not been established, the Board of Directors or such other committee as the Board of Directors may designate (any such committee or the Board of Directors, the "Committee"). The CEO has authority to recommend to the Committee the employees who shall participate in the Plan and the number of stock options to be granted to each.

        The Plan provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1000 per share with 2,800 shares being initially granted to employees. At the time of the grant 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year provided that the Company attains a specified target of Adjusted EBITDA in each plan year. In the event that the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest on a pro rata basis according to a schedule set forth in the Plan, provided that if 90% or less of the Adjusted EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the Adjusted EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any Adjusted EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 in accordance with a surplus vesting schedule set forth in the Plan. Notwithstanding the foregoing, all options granted under the Plan shall vest automatically on April 21, 2007, regardless of the performance criteria or, in the event of the sale of the Company prior to the end of the 2001 plan year, immediately prior to such sale.

        Granted options may be forfeited or repurchased by the Company as provided under the term of the Plan in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of the sale of the Company, upon consummation of such sale.

        The table below sets forth for the Company's most highly compensated executive officers information regarding the grant of options under the Plan during 1999.

                                                          Potential Realizable
                          Percent of                        Value at Assumed
              Number of     Total                            Annual Rates of
              Securities   Options    Exercise                 Stock Price
              Underlying  Granted to   or Base               Appreciation for
               Options    Employees   Price(2) Expiration  Ten Year Option Term
Name           Granted    in 1999(1) ($/share)    Date        5%        10%
------------- ---------- ----------- --------- ---------- ---------- ----------
J.D. McKenzie     1,200       42.9%  $1000.00   12/13/09  $ 754,674  $1,912,491
A.F. Baca           400       14.3%  $1000.00   12/13/09    251,558     637,497
R.C. Dickie         400       14.3%  $1000.00   12/13/09    251,558     637,497
C.L. Beilharz       400       14.3%  $1000.00   12/13/09    251,558     637,497
-------------------------------------------------------------------------------
(1) A total of 2,800 options were granted to employees under the Plan in 1999.
(2) The exercise price of each option granted was equal to 100% of the fair value of the Company's common stock on the date of grant. The fair value was established by the Company's Board of Directors as the price at which the Company will buy or sell its common stock.
-------------------------------------------------------------------------------

        The following table sets forth information related to the exercise of stock options during 1999 and the year-end number and value of unexercised stock options for the Company's most highly compensated executive officers.

                                   Number of Securities   Value of Unexercised
                                  Underlying Unexercised      In-the-Money
                                   Options at the End of  Options at the End of
               Shares               Calendar Year 1999     Calendar Year 1999(1)
              Acquired            ---------- ----------- ---------- -----------
                 on      Value     Exercis-  Unexercis-   Exercis-  Unexercis-
Name          Exercise  Realized     able       able        able       able
------------- -------- ---------- ---------- ----------- ---------- -----------
J.D. McKenzie       -  $       -        552         648  $       -  $       -
A.F. Baca           -          -        184         216          -          -
R.C. Dickie         -          -        184         216          -          -
C.L. Beilharz       -          -        136         264          -          -
-------------------------------------------------------------------------------
(1) Substantially all of the Company's common stock is held by AIP and there is no established public trading market therefor. At December 31, 1999, the fair value of the common stock was determined to be $1000 per share which is equivalent to the fair value on the date of grant. The fair value was established by the Company's Board of Directors as the price at which the Company will buy or sell its common stock.
-------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 1999 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.

                                                      Number of
       Name                                            Shares      Percent
--------------------------------------------------    ---------    -------

American Industrial Partners Capital Fund II, L.P.      65,000       98.6%
Theodore C. Rogers (1)                                  65,000       98.6%
W. Richard Bingham (1)                                  65,000       98.6%
All directors and officers as a group (9 persons)       65,520       99.4%

-------------------------------------------------------------------------------
(1) Messrs. Rogers and Bingham share investment and voting power with respect to the securities owned by AIP, which owns 98.6% of the outstanding shares of the Company, but each disclaims beneficial ownership of any shares of Company Common Stock.
-------------------------------------------------------------------------------

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

        AIP provides substantial on-going financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $1.9 million for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payment date of the Notes (and the Debentures when these begin paying cash interest in November
2003), and is reimbursed for out-of-pocket expenses incurred on behalf of the Company. The fees are paid to AIP pursuant to a management services agreement among AIP and the Company and are subordinated in right of payment to the Notes (and the Debentures when these begin paying cash interest in November 2003).

				       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

Index to Financial Statements...............................................F-1

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets -
December 31, 1998 and 1999..................................................F-3

Consolidated Statements of Operations -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-5

Consolidated Statements of Stockholders' Equity -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-6

Consolidated Statements of Cash Flows -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-7

Notes to the Consolidated Financial Statements..............................F-8

(a)(2)  List of Financial Statement Schedules:

Schedule I-Great Lakes Acquisition Corp. parent company-only condensed financial information as of and for the year ended December 31, 1999........S-1

	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(a)(3)  List of Exhibits:

	Exhibit

	Number  Description

          *3.1  Certificate of Incorporation of the Company.
          *3.2  By-Laws of the Company.
          *4.1 Indenture, dated as of May 22, 1998, between the Company and State Street Bank and Trust Company of California, N.A. (formerly First Trust National Association), as Trustee, relating to the 13 1/8% Series B Senior Discount Debentures due 2009 of the Company (the "New Debentures") and the 13 1/8% Senior Discount Debentures due 2009 of the Company (the "Old Debentures").
          *4.2  Form of New Debenture (included in Exhibit 4.1).
          *4.3 Registration Rights Agreement, dated as of May 22, 1998, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation.
         *10.1 Credit Agreement among the Company, GLC, various banks, Bank of America NT&SA as co-agent, DLJ Capital Funding, Inc. as Documentation Agent and Bankers Trust Company, as Syndication Agent and as Administrative Agent dated as of May 22, 1998.
          10.2 Lease Agreement between GLC and Rice-Carden Corporation (as successor to Kansas City Southern Industries, Inc.), as amended (Incorporated herein by reference to Exhibit 10.3 to GLC's Registration Statement on Form S-1 (File No. 33-98522)).
         *10.3 Calcined Coke Supply Agreement between GLC and Aluminum Company of America.
         *10.4  Green Anode Coke Sales Agreement between GLC and Conoco Inc.
          10.5 Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A. (Incorporated herein by reference to Exhibit 10.7 to GLC's Registration Statement on Form S-1 (File No. 33-98522)).
         *10.6 Amendment No. 1 to the Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A.
          10.7a Coke Supply Agreement between GLC and Exxon Company, U.S.A.
                (Replaces 10.7 filed previously).
         *21.1  Subsidiaries of the Company.
          24.1  Power of Attorney (included in signature page).
          27.1  Financial Data Schedule.

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-59541).

(b)     Reports on Form 8-K
	None

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

                         Consolidated Financial Statements

                       Years ended December 31, 1998 and 1999




                                     Contents

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets -
December 31, December 31, 1998 and 1999.....................................F-3

Consolidated Statements of Operations -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-5

Consolidated Statements of Stockholders' Equity -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-6

Consolidated Statements of Cash Flows -
For the year ended December 31, 1997, the period January 1, 1998 to
May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999 (Company)..............................F-7

Notes to the Consolidated Financial Statements..............................F-8
       21/F-1


			     Report of Independent Auditors



The Board of Directors
Great Lakes Acquisition Corp.


We have audited the accompanying consolidated balance sheets of Great Lakes Acquisition Corp. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999. We have also audited the statements of operations, stockholders' equity and cash flows of the predecessor company for the year December 31, 1997 and the period January 1, 1998 to May 21, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Acquisition Corp. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999, and those of the predecessor company for the year ended December 31, 1997 and the period January 1, 1998 to May 21, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


							ERNST & YOUNG LLP

New York, NY
February 4, 2000

       22/F-2

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

			     Consolidated Balance Sheets
                                                      December 31,
                                                1998                1999
                                            -----------         ------------
                                            (In thousands, except share data)
ASSETS
Current Assets
 Cash                                        $ 10,403            $  7,102
 Accounts receivable, net of allowance
   for doubtful accounts of $600 in
   1998 and 1999                               18,961              32,738
 Inventories                                   37,702              35,920
 Incomes taxes receivable                       1,274                   -
 Prepaid expenses and other current assets      9,456               5,233
                                             --------            --------
        Total Current Assets                   77,796              80,993

Property, Plant and Equipment-Net             214,101             202,874

Goodwill                                      176,220             171,747
Capitalized financing costs                    19,587              17,117
Other Assets                                    5,182               3,543
                                             --------            --------
                                             $492,886            $476,274
                                             ========            ========

See accompanying notes.

       23/F-3

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

			     Consolidated Balance Sheets
                                                      December 31,
                                                1998                1999
                                            -----------         ------------
                                            (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                            $ 18,897            $ 12,544
 Accrued expenses                              13,285              12,768
 Income taxes payable                               -               1,984
 Current portion of long-term debt             10,009              12,434
                                             --------            --------
        Total Current Liabilities              42,191              39,730

Long-Term Debt, Less Current Portion          321,089             302,558
Other Long-Term Liabilities                     4,876               6,804
Deferred Taxes                                 58,390              55,359

Stockholders' Equity
 Common stock, par value $0.01 per share;
  authorized, 92,000 shares, issued and
  outstanding, 65,330 shares in 1998 and
  65,950 shares in 1999                             1                   1
 Additional paid-in capital                    65,329              65,949
 Retained earnings                              1,010               5,873
                                             --------            --------
                                               66,340              71,823

                                             $492,866            $476,274
                                             ========            ========

See accompanying notes.

       24/F-4

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

                        Consolidated Statements of Operations
                                    PREDECESSOR COMPANY         COMPANY
                                   --------------------- ---------------------
                                                Period     Period
                                                Jan. 1     May 22
                                   Year Ended     to         to     Year Ended
                                     Dec. 31    May 21     Dec. 31    Dec. 31
                                      1997       1998       1998       1999
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)
Net Sales                          $ 231,911  $  90,849  $ 146,003  $ 234,544
Cost of Goods Sold                   172,390     67,168    106,748    171,793
                                   ---------- ---------- ---------- ----------
           Gross Profit               59,521     23,681     39,255     62,751

Selling, general and administrative
 expenses                             18,510     13,070     11,281     20,251
                                   ---------- ---------- ---------- ----------
           Operating Income           41,011     10,611     27,974     42,500

Other income (expense):
 Interest, net                        (6,287)    (1,776)   (22,973)   (34,015)
 Other, net                              (49)      (472)       902        961
                                   ---------- ---------- ---------- ----------
                                      (6,336)    (2,248)   (22,071)   (33,054)
        Income Before Income Taxes
            and Extraordinary Item    34,675      8,363      5,903      9,446

Income taxes                          12,691      2,839      4,893      4,905
                                   ---------- ---------- ---------- ----------
Income before extraordinary item      21,984      5,524      1,010      4,541

Extraordinary gain (loss) on early
  extinguishment of debt, net of
  tax benefit of $4,001 for the
  period from January 1 to May
  21, 1998 and tax expense of
  $173 for the year ended
  December 31, 1999                        -     (7,113)         -        322
                                   ---------- ---------- ---------- ----------
           Net income (loss)       $  21,984  $  (1,589) $   1,010  $   4,863
                                   ========== ========== ========== ==========

See accompanying notes.

       25/F-5

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

                   Consolidated Statements of Stockholders' Equity
                                             Additional               Total
                                  Common      Paid-in   Retained  Stockholders'
                                  Stock       Capital   Earnings     Equity
                                ----------  ----------  ----------  ----------
						 (In thousands)
Capital contribution
  at May 22, 1998               $       1   $  65,329   $       -   $  65,330

Net income for period May 22,
1998 through December 31, 1998          -           -       1,010       1,010
                                ----------  ----------  ----------  ----------
Balance at December 31, 1998            1      65,329       1,010      66,340

Net income                              -           -       4,863       4,863
Capital contribution
  at December 14, 1999                  -         620           -         620
                                ----------  ----------  ----------  ----------
Balance at December 31, 1999            1      65,949       5,873      71,823
                                ==========  ==========  ==========  ==========

Predecessor Company

Balance at January 1, 1997              1       5,509      26,445      31,955

Net income                              -           -      21,984      21,984
Dividends                               -           -      (1,500)     (1,500)
                                ----------  ----------  ----------  ----------
Balance at December 31, 1997            1       5,509      46,929      52,439

Net loss through May 21, 1998           -           -      (1,589)     (1,589)
                                ----------  ----------  ----------  ----------
Predecessor balance at
May 21, 1998                    $       1   $   5,509   $  45,340   $  50,850
                                ==========  ==========  ==========  ==========

See accompanying notes.

       26/F-6

                            Great Lakes Acquisition Corp.
				  and Subsidiaries

			Consolidated Statements of Cash Flows
                                    PREDECESSOR COMPANY         COMPANY
                                   --------------------- ---------------------
                                                Period     Period
                                                Jan. 1     May 22
                                   Year Ended     to         to     Year Ended
                                     Dec. 31    May 21     Dec. 31    Dec. 31
                                      1997       1998       1998       1999
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)
Operating activities
Net income (loss)                  $  21,984  $  (1,589) $   1,010  $   4,863
 Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
  Depreciation and amortization       10,220      3,546     13,554     22,937
  Deferred taxes                       2,260          -       (228)    (3,031)
  Changes in operating assets
  and liabilities:
   Accounts receivables                 (974)     6,886      4,061    (13,777)
   Inventories                         7,417     (1,938)    (3,309)     1,782
   Other current assets               (1,391)    (1,193)    (3,914)     4,223
   Income taxes payable               (2,044)    (4,765)     1,695      3,258
   Accounts payable and
    accrued expenses                  (6,156)     9,164     (4,640)    (6,870)
   Other, net                            (55)     2,627         59      3,080
                                   ---------- ---------- ---------- ----------
Net cash provided (used) by
 operating activities                 31,261     12,738      8,288     16,465

Investing activities
 Capital expenditures                (21,391)    (9,058)    (7,910)    (4,280)
 Acquisition of Great Lakes Carbon
  Corporation-net of cash acquired         -          -   (274,263)         -
                                   ---------- ---------- ---------- ----------
Net cash used by
 investing activities                (21,391)    (9,058)  (282,173)    (4,280)

Financing Activities
 Repayment of long-term debt          (1,389)      (161)   (78,946)   (20,489)
 Additions to long-term debt          12,518      4,928    321,263      4,383
 Deferred financing costs                  -          -    (23,359)         -
 Capital contribution                      -          -     65,330        620
 Dividends                            (1,500)         -          -          -
                                   ---------- ---------- ---------- ----------
Net cash provided (used) by
 financing activities                  9,629      4,767    284,288    (15,486)

Increase (decrease) in cash           19,499      8,447     10,403     (3,301)

Cash at beginning of period           24,097     43,596          -     10,403
                                   ---------- ---------- ---------- ----------
Cash at end of period              $  43,596  $  52,043  $  10,403  $   7,102
                                   ========== ========== ========== ==========

See accompanying notes.

       27/F-7

                 Great Lakes Acquisition Corp. and Subsidiaries

		   Notes to Consolidated Financial Statements

                              December 31, 1999


1.  Significant Accounting Policies

Organization

Great Lakes Acquisition Corp. (the "Company") was incorporated under the laws of Delaware on March 31, 1998. The Company is a 98.56% owned subsidiary of American Industrial Capital Fund II, L.P. ("AIP").

On May 22, 1998, the Company acquired all of the issued and outstanding stock of Great Lakes Carbon Corporation ("GLC") in a transaction accounted for as a purchase (the "Acquisition"). Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values at the Acquisition date.

As consideration for the acquisition of GLC described above, the Company paid the former shareholders of GLC approximately $323,000,000 and incurred transaction costs of approximately $25,000,000. The total purchase price was funded by a cash contribution from AIP and affiliates of, and certain other individuals associated with AIP of $65,330,000; available cash at GLC of approximately $52,000,000; proceeds of $175,000,000 from the sale by GLC of 10 1/4% Senior Subordinated Notes; borrowings by GLC of $111,000,000 pursuant to a new credit facility; and proceeds of $30,050,072 from the sale by the Company of 13 1/8% Senior Discount Debentures. In addition, as a condition to the transaction, GLC repurchased its then outstanding 10% Senior Secured Notes through a public tender offer for total consideration of $74,106,500 (excluding accrued interest).

Through its wholly-owned operating subsidiary, GLC, the Company is the largest producer of calcined petroleum coke ("CPC") supplying customers principally in the aluminum industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements as of December 31, 1998 and 1999 and for the period from May 22, 1998 to December 31, 1998 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the date of Acquisition. The accompanying predecessor financial statements for periods prior to the date of Acquisition are presented under the historical basis of accounting of GLC and do not reflect any adjustments that would be required as a result of the Acquisition by the Company. The Company had no substantive operations prior to May 22, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Investments with maturities of less than 90 days when purchased are considered the equivalent of cash.
       28/F-8

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net tangible assets acquired in the Acquisition. Goodwill is being amortized using the straight-line method over 40 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable in accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company is required to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not believe the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.

Significant Customers

The Company had two customers which represented 23.7% and 15.5% of net sales in 1997 and 33.3% and 17.3% of net sales in the period from January 1, 1998 to May 21, 1998; three customers which represented 27.3%, 14.2% and 10.8% of net sales in the period from May 22, 1998 to December 31, 1998; and two customers which represented 31.2% and 16.7% of net sales in 1999.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense is recognized for stock options granted below the fair market value of the Company's stock on the date of grant.
       29/F-9

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


2.  Inventories

Inventories consist of the following:

							       December 31
                                                             1998       1999
                                                          --------------------
							     (In thousands)

  Raw materials                                           $18,837     $20,286
  Finished goods                                           12,996       9,334
  Supplies and spare parts                                  5,869       6,300
                                                          --------------------
                                                          $37,702     $35,920
                                                          ====================

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets included Argentine Value-Added-Tax ("VAT") receivable of approximately $6,247,000 and $1,885,000 at December 31, 1998 and 1999, respectively.

4.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

							       December 31
                                                             1998       1999
                                                          ---------------------
							     (In thousands)

  Land and improvements                                   $  2,158    $  2,575
  Buildings                                                 10,047      10,236
  Machinery, equipment and other                           209,132     214,325
  Construction in progress                                   1,893         373
                                                          ---------------------
                                                           223,230     227,509
  Accumulated depreciation                                  (9,129)    (24,635)
                                                          ---------------------
                                                          $214,101    $202,874
                                                          =====================

5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,635,000 and $2,437,000 and $2,764,000 and $2,202,000 at December 31, 1998
and 1999, respectively
       30/F-10

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

							       December 31
                                                             1998       1999
                                                          ---------------------
							     (In thousands)

10.25% Senior Subordinated Notes due May 15, 2008         $175,000    $175,000
13.125% Senior Discount Debentures due May 15, 2009         32,481      32,385
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (5.94% at December 31,
  1999) plus a margin ranging from 2.25% to 3.00%
  or Prime (8.50% at December 31, 1999) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based on
  the achievement of certain leverage ratios) due in
  varying amounts quarterly through May, 2006               98,446      89,450
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002           3,749       2,663
Facility expansion credit line bearing interest at
  LIBOR plus 4% (9.94% at December 31, 1999) due in
  varying amounts semiannually through March, 2002          15,850      12,680
Capital lease obligation, bearing interest of 9.3%           1,328         961
Other                                                        4,244       1,853
                                                          ---------------------
                                                           331,098     314,992
Current portion                                            (10,009)    (12,434)
                                                          ---------------------
                                                          $321,089    $302,558
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

The Senior Discount Debentures are general unsecured obligations of the Company, subordinated in right of payment to essentially all subsidiary liabilities. No cash interest will be payable on the Debentures until November 15, 2003 but the accreted value will increase (representing amortization of original issue discount) to approximately $56,600,000 through May 15, 2003. The Debentures require the Company to make cash interest payments semiannually commencing in November 2003 of approximately $7,432,000 per year and a principal payment of approximately $56,600,000 in May 2009. At the Company's option, the Debentures may be redeemed, in whole or in part, commencing May 15, 2003 at various prices ranging from 106.6% in 2003 to par in 2006 and beyond. At any time prior to May 15, 2001, the Company may redeem up to 35% of the Debentures at a price of 113.125% of the accreted value thereof
       31/F-11

with net cash proceeds of one or more equity offerings, provided that at least 65% of the amount at maturity of the Debentures remain outstanding. The Senior Discount Debentures indenture imposes limitations on certain payments, including dividends. The outstanding common stock of GLC has been pledged as collateral for this obligation.

During 1999, approximately 12% of the Debentures outstanding were purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures at December 31, 1999 is shown net of the amount held by GLC.

The term loan credit facility is comprised of three single tranche term loans in the amount of $39,260,000, $25,506,000 and $24,684,000 at December 31, 1999
maturing on May 31, 2004, 2005 and 2006, respectively. The facility also includes a revolving credit agreement in effect until May 31, 2003 which provides for borrowings of up to $25,000,000 (with a $10,000,000 sublimit for letters of credit). The facility is secured by substantially all the assets of the Company and requires that the Company, among other things, satisfy certain financial ratios. At December 31, 1999 there were no borrowings under the revolving credit portion of the facility and outstanding letters of credit were $3,333,000.

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

The facility expansion credit line was established in connection with a major facility expansion at the Company's La Plata, Argentina plant operated by its wholly-owned subsidiary, Copetro S.A. (Copetro). The loan is secured by the property, plant and equipment of Copetro, including the assets constructed with the funds financed. The agreement requires that Copetro satisfy certain financial ratios and imposes limitations on the payment of dividends.

Certain covenants present in the Company's credit agreements make reference to a measure denominated as Adjusted EBITDA. Adjusted EBITDA is defined as operating income before depreciation, amortization and management fees and related expenses.

The fair market value of the Company's long-term debt obligations approximated $335,000,000 and $300,000,000 at December 31, 1998 and 1999, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

					       Long-Term     Capital
						  Debt       Leases     Total
					       -------------------------------
						       (In thousands)

                        2000                   $ 12,031     $  403    $ 12,434
                        2001                     15,326        442      15,768
                        2002                     15,007        116      15,123
                        2003                     11,118          -      11,118
                        2004                     17,563          -      17,563
                        Thereafter              242,986          -     242,986
                                               -------------------------------
                                               $314,031    $   961    $314,992
					       ===============================

Interest paid amounted to $7,773,000 for the year ended December 31, 1997, $3,705,000 for the period from January 1, 1998 to May 21, 1998, $18,258,000 for the period from May 22, 1998 to December 31, 1998 and $27,353,000 for the year ended December 31, 1999.
       32/F-12

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)

The Company capitalized interest on construction in progress of $808,000 for the year ended December 31, 1997, $562,000 for the period from January 1, 1998 to May 21, 1998 and $329,000 for the period from May 22, 1998 to December 31, 1998.

7.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

Future minimum payments as of December 31, 1999, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

							  Capital    Operating
							  Leases       Leases
							  --------------------
                                                             (In thousands)

          2000                                            $  615      $ 1,633
          2001                                               615        1,382
          2002                                               154        1,329
          2003                                                 -        1,316
          2004                                                 -        1,294
          Thereafter                                           -        6,881
							  --------------------
          Total minimum lease payments                     1,384      $13,835
          Amounts representing interest                     (423)     ========
							  ------
          Present value of net minimum lease payments     $  961
							  ======

Rental expense for all operating leases was $2,770,000 for the year ended December 31, 1997, $1,062,000 for the period from January 1, 1998 to May 21, 1998, $1,709,000 for the period from May 22, 1998 to December 31, 1998 and $2,012,000 for the year ended December 31, 1999.

8.  Pension Plans

The Company has various defined benefit retirement plans which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 1999 the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

The Company also maintains a supplemental defined benefit retirement plan for key executives. This plan is not presently funded nor qualified under Section 401(a) of the Internal Revenue Code.
       33/F-13

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


8.  Pension Plans (continued)

The components of net pension expense for the plans were as follows:

                                                       Period  Period
                                                       Jan. 1  May 22
                                                         to      to
                                                       May 21  Dec. 31
                                                 1997    1998   1998     1999
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  501  $  232  $  351  $  624
  Interest cost                                   571     265     397     797
  Expected return on assets                      (595)   (294)   (526)   (968)
  Amortization of prior service cost               10       4       -       -
  Recognized net actuarial loss                     -       -       -      36
                                               ------- ------- ------- -------
  Net periodic pension cost                    $  487  $  207  $  222  $  489
                                               ======= ======= ======= =======

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                      Period   Period
                                                      Jan. 1   May 22
                                                        to       to
                                                      May 21   Dec. 31
                                                       1998     1998     1999
                                                     -------- -------- --------
                                                           (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $ 8,538  $ 9,156  $11,264
   Service cost                                          232      351      624
   Interest cost                                         265      397      797
   Amendments                                              -      324        -
   Actuarial (gain)/loss                                 219    1,210     (767)
   Benefits paid                                         (98)    (174)    (302)
                                                     -------- -------- --------
   Benefit obligation at end of period               $ 9,156  $11,264  $11,616
                                                     ======== ======== ========

  Change in plan assets:
   Fair value of plan assets at beginning of period  $ 9,004  $ 9,980  $11,096
   Actual return on plan assets                          755      922    1,403
   Company contribution                                  319      368      184
   Benefits paid                                         (98)    (174)    (302)
                                                     -------- -------- --------
   Fair value of plan assets at end of period        $ 9,980  $11,096  $12,381
                                                     ======== ======== ========

   Funded status                                     $   824  $  (168) $   765
   Unrecognized net actuarial (gain)/loss               (785)     816     (423)
   Unrecognized prior service cost                        76        -        -
                                                     -------- -------- --------
  Net pension asset recognized in the balance sheets $   115  $   648  $   342
                                                     ======== ======== ========
       34/F-14

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


8.  Pension Plans (continued)

The expected long-term rate of return on plan assets was 9% for all the periods presented. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 7.5% and 5% for 1997, 7.25% and 4.25% for the period from January 1, 1998 to May 21, 1998, 7% and 4% for the period from May 22, 1998 to December 31, 1998 and 8% and 5% for 1999, respectively.

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

The components of net periodic postretirement benefit cost ("NPPBC")were as follows:

                                                       Period  Period
                                                       Jan. 1  May 22
                                                         to      to
                                                       May 21  Dec. 31
                                                 1997   1998    1998     1999
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  204  $  106  $  148  $  327
  Interest cost                                   223     106     153     286
  Amortization of net obligation/(asset)           68      28       -       -
                                               ------- ------- ------- -------
  NPPBC                                        $  495  $  240     301  $  613
                                               ======= ======= ======= =======

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                      Period   Period
                                                      Jan. 1   May 22
                                                        to       to
                                                      May 21   Dec. 31
                                                       1998     1998     1999
                                                     -------- -------- --------
                                                           (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $ 3,377  $ 3,548  $ 4,158
   Service cost                                          106      148      327
   Interest cost                                         106      153      286
   Actuarial (gain)/loss                                  (9)     381     (488)
   Benefits paid                                         (32)     (72)    (105)
                                                     -------- -------- --------
   Benefit obligation at end of period               $ 3,548  $ 4,158  $ 4,178
                                                     ======== ======== ========
       35/F-15

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


9.  Postretirement Obligations (continued)

                                                      Period   Period
                                                      Jan. 1   May 22
                                                        to       to
                                                      May 21   Dec. 31
                                                       1998     1998     1999
                                                     -------- -------- --------
                                                           (In thousands)

  Change in plan assets:
   Fair value of plan assets at beginning of period  $     -  $     -  $     -
   Actual return on plan assets                            -        -        -
   Company contribution                                   32       72      105
   Benefits paid                                         (32)     (72)    (105)
                                                     -------- -------- --------
   Fair value of plan assets at end of period        $     -  $     -  $     -
                                                     ======== ======== ========

   Funded status                                     $(3,548) $(4,158) $(4,178)
   Unrecognized net actuarial (gain)/loss                258      381     (107)
   Unrecognized net obligation                           991        -        -
                                                     -------- -------- --------
  Postretirement liability recognized
   in the balance sheets                             $(2,299) $(3,777) $(4,285)
                                                     ======== ======== ========

The health care cost trend used in determining the accumulated postretirement benefit obligation ("APBO") was 7.29% grading down to 5.0% in six years. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the aggregate service and interest component of NPPBC for the year ended December 31, 1999 by $108,000 (or 17.6%) and the APBO for the year then ended by $540,000 (or 12.9%). Conversely, decreasing the assumed trend by 1% for all years would decrease the aggregate service and interest component of NPPBC for the year ended December 31, 1999 by $90,000 (or 14.7%) and the APBO for the year then ended by $456,000 (or 10.9%).

Assumptions used to develop NPPBC and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 7.5% for 1997, 5% and 7.5% for the period from January 1, 1998 to May 21, 1998, 5% and 7% for the period from May 22, 1998 to December 31, 1998 and 5% and 8% for 1999, respectively.
       36/F-16

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


10.  Stockholders' Equity

On May 18, 1998, the Company canceled its previously issued shares of common stock and issued 65,000 shares of its common stock for $65 million. On May 22, 1998, the Company issued 330 shares of its common stock for $330,000.

In 1999, certain members of management of the Company purchased 620 shares of the Company's common stock for $620,000 which increased the number of issued and outstanding common shares to 65,950 shares at December 31, 1999.

On December 13,1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified Adjusted EBITDA targets. If the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the Adjusted EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides of make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that the Adjusted EBITDA goal is surpassed in any plan year. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria, or upon of the sale of the Company should the sales occur prior to the end of 2001, and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                   Available
                                                       Options     For Future
                                                     Outstanding     Grants
                                                     ------------ ------------
At plan inception on December 13, 1999                         -        4,050
Granted on December 13, 1999 ($1,000 per share)            2,800       (2,800)
                                                     ------------ ------------
Balance at December 31, 1999                               2,800        1,250

At December 31, 1999, the number of options outstanding that were vested totaled 1,240 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 10 years.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.
       37/F-17

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


10.  Stockholders' Equity (continued)

Statement No. 123 requires disclosure by the Company of the pro forma effect on net income if it continues to account for stock options under the provisions of APB 25. The Company used the minimum value method to develop the pro forma information set forth below which has been determined as if the Company had accounted for its stock options under the fair value method of Statement
No. 123.

                                                Period     Period
                                                Jan. 1     May 22
                                                  to         to
                                                May 21     Dec. 31
                                      1997       1998       1998       1999
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)

  Net earnings (loss):
    As reported                    $  21,984  $  (1,589) $   1,010  $   4,541
    Pro forma                      $  21,984  $  (1,589) $   1,010  $   4,407

The exercise price of these stock options was equal to the fair value of the underlying common stock on the date of grant which was established by the Company's Board of Directors as the price at which the Company will buy or sell its common stock. The grant date fair value for these stock options was estimated at $177.40 per option and was determined using an option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 6.51%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.0; and an expected option life of 3 years.

Option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options.

11.  Other Income (Expense)

Other income (expense) consists of the following:

                                                       Period  Period
                                                       Jan. 1  May 22
                                                         to      to
                                                       May 21  Dec. 31
                                                 1997   1998    1998     1999
                                               ------- ------- ------- -------
                                                        (In thousands)

  Export tax refund                            $  536  $   77  $  660  $1,261
  Other                                          (487)   (549)    242    (300)
                                               ------- ------- ------- -------
                                               $  (49) $ (472) $  902     961
                                               ======= ======= ======= =======
       38/F-18

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


12.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                             1998      1999
                                                          ---------------------
							      (In thousands)
	  Deferred tax liabilities:
            Book over tax depreciable basis               $57,574      $56,427
            Other - net                                     4,617        5,075
                                                          ---------------------
          Total deferred tax liabilities                   62,191       61,502
                                                          ---------------------
	  Deferred tax assets:
            Accrued liabilities                             2,541        4,375
            Other - net                                     1,260        1,768
                                                          ---------------------
          Total deferred tax assets                         3,801        6,143
                                                          ---------------------
          Net deferred tax liability                      $58,390      $55,359
                                                          =====================

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                       Period  Period
                                                       Jan. 1  May 22
                                                         to      to
                                                       May 21  Dec. 31
                                                 1997   1998    1998     1999
                                               ------- ------- ------- -------
                                                        (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                         $12,143 $ 2,927 $ 2,066 $ 3,307
  State income tax, net of federal tax effects   1,020    (131)     86      28
  Tax exempt earnings                             (938)    (20)   (315)   (332)
  Effects of foreign operations                    (91)   (135)  1,764    (171)
  Amortization of goodwill                           -       -     957   1,566
  Other                                            557     198     335     507
                                               ------- ------- ------- -------
                                               $12,691 $ 2,839 $ 4,893 $ 4,905
                                               ======= ======= ======= =======

Income taxes consist of the following:
                                                       Period  Period
                                                       Jan. 1  May 22
                                                         to      to
                                                       May 21  Dec. 31
                                                 1997   1998    1998     1999
                                               ------- ------- ------- -------
                                                        (In thousands)
  Current:
    Federal                                    $ 7,229 $ 1,801 $ 3,564 $ 2,602
    State                                        1,481    (202)   (634)    604
    Foreign                                      2,852   1,240   2,191   4,730
                                               ------- ------- ------- -------
                                                11,562   2,839   5,121   7,936
                                               ------- ------- ------- -------
  Deferred:
    Federal                                      1,001       -  (1,049) (2,208)
    State                                           88       -     766    (561)
    Foreign                                         40       -      55    (262)
                                               ------- ------- ------- -------
                                                 1,129       -    (228) (3,031)
                                               ------- ------- ------- -------
  Total                                        $12,691 $ 2,839 $ 4,893 $ 4,905
                                               ======= ======= ======= =======
       39/F-19

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


12.  Income Taxes (continued)

Income taxes paid were approximately $12,485,000,$4,994,000,$2,081,000 and $4,851,000 for the year ended December 31, 1997, the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998, and the year ended December 31, 1999, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro ($26,071,000 as of December 31, 1999) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Income (loss) before income taxes and extraordinary item attributable to domestic operations (which included results from export sales) was $25,723,000 for the year ended December 31, 1997, $4,606,000 for the period from January 1, 1998 to May 21, 1998, $38,000 for the period from May 22, 1998 to December 31, 1998 and $(3,152,000) for the year ended December 31, 1999.

13.  Financial Information Relating to Segments

The Company has two reportable business segments.

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

The production and distribution of CPC, which is the focus of both units, is accomplished utilizing the same process, plant facilities and operating assets. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.

                                     Anode    Industrial
                                     Grade      Grade
                                      CPC        CPC       Other     Total
                                   ---------- ---------- --------- ----------
                                                 (In thousands)
  ------------- 1997 -------------
  Net sales                        $ 189,878  $  40,216  $  1,817  $ 231,911
  Cost of goods sold                (138,080)   (31,660)   (2,650)  (172,390)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  51,798  $   8,556  $   (833)    59,521
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (18,510)
  Interest expense, net                                               (6,287)
  Other income (expense)                                                 (49)
                                                                   ----------
  Income before income taxes                                       $  34,675
                                                                   ==========
       40/F-20

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


13.  Financial Information Relating to Segments (continued)

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
                                                                   ==========

                                     Anode    Industrial
                                     Grade      Grade
                                      CPC        CPC       Other     Total
                                   ---------- ---------- --------- ----------
                                                 (In thousands)
  ---Period from May 22, 1998-----
       to December 31, 1998

  Net sales                        $ 122,813  $  21,959  $  1,231  $ 146,003
  Cost of goods sold                 (86,861)   (15,897)   (3,990)  (106,748)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  35,952  $   6,062  $ (2,926)    39,255
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (11,281)
  Interest expense, net                                              (22,973)
  Other income (expense)                                                 902
                                                                   ----------
  Income before income taxes                                       $   5,903
                                                                   ==========

  ------------- 1999 -------------
  Net sales                        $ 190,648  $  40,167  $  3,729  $ 234,544
  Cost of goods sold                (138,002)   (26,501)   (7,290)  (171,793)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  52,646  $  13,666  $ (3,561)    62,751
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (20,251)
  Interest expense, net                                              (34,015)
  Other income (expense)                                                 961
                                                                   ----------
  Income before income taxes                                       $   9,446
                                                                   ==========
       41/F-21

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


14.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                                Period     Period
                                                Jan. 1     May 22
                                   Year Ended     to         to     Year Ended
                                     Dec. 31    May 21     Dec. 31    Dec. 31
                                      1997       1998       1998       1999
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)

  Net Sales
    United States                  $ 189,730  $  75,823  $ 116,011  $ 168,815
    Foreign                           42,181     15,026     29,992     65,729
                                   ---------- ---------- ---------- ----------
                                   $ 231,911  $  90,849  $ 146,003  $ 234,544
                                   ========== ========== ========== ==========

  Operating income
    United States                  $  32,358  $   7,098  $  22,466  $  29,414
    Foreign                            8,653      3,513      5,508     13,086
                                   ---------- ---------- ---------- ----------
                                   $  41,011  $  10,611  $  27,974  $  42,500
                                   ========== ========== ========== ==========

   Adjusted EBITDA (1)
     United States                 $  47,436  $  19,078  $  33,295  $  47,826
     Foreign                          11,746      4,125      7,899     17,389
                                   ---------- ---------- ---------- ----------
                                   $  59,182  $  23,203  $  41,194  $  65,215
                                   ========== ========== ========== ==========

   Assets
     United States                 $ 125,448  $ 138,011  $ 410,635  $ 391,762
     Foreign                          49,463     44,331     82,251     84,512
                                   ---------- ---------- ---------- ----------
                                   $ 174,911  $ 182,342  $ 492,886  $ 476,274
                                   ========== ========== ========== ==========

   (1) Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
   ---------------------------------------------------------------------------

Exports of U.S. produced products were approximately $104,826,000, $43,260,000, $68,291,000 and $83,525,000 for the year ended December 31, 1997, the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998 and for the year ended December 31, 1999, respectively. Export sales as a percentage of United States net sales represented 22.9%, 26.4%, 27.1% and 29.4% to Western Europe for the year ended December 31, 1997, the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998 and the year ended December 31, 1999, respectively, and 18.9%, 22.6% and 17.9% to Africa for the year ended December 31, 1997, the period from January 1, 1998 to May 21, 1998 and the period from May 22, 1998 to
December 31, 1998, respectively. The Company's foreign operations are conducted principally in South America.
       42/F-22

                Great Lakes Acquisition Corp. and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


15.  Extraordinary Item

In connection with the repurchase of the 10% Senior Secured Notes described in
Note 1, an extraordinary loss on early extinguishment of debt of approximately $7,113,000, net of taxes of approximately $4,001,000, has been reflected in the predecessor Statement of Operations for the period from January 1, 1998 to May 21, 1998.

An extraordinary gain on early extinguishment of debt of approximately $322,000, net of income tax expense of $173,000, was recognized in 1999. This gain relates to the purchase by GLC of $6.9 million of aggregate face value Debentures issued by the Company for approximately $4.0 million.

16.  Litigation and Contingencies

The Company is a party to several proceedings which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.
       43/F-23

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp.

Condensed Balance Sheets

                                                      December 31,
                                                1998                1999
                                            -----------         ------------
                                            (In thousands, except share data)
Assets

Other current assets                        $        -          $       620
Investments in and amounts due from
  wholly owned subsidiaries                     95,914              104,582
Capitalized financing costs                      2,133                1,928
Deferred Taxes                                     774                1,577
                                            -----------         ------------
                                            $   98,821          $   108,707
                                            ===========         ============

Liabilities and Stockholders' Equity

Long-Term Debt                              $   32,481          $    36,884

Stockholders' Equity
 Common stock, par value $0.01 per share;
  authorized, 92,000 shares, issued and
  outstanding, 65,330 shares in 1998 and
  65,950 shares in 1999                              1                    1
 Additional paid-in capital                     65,329               65,949
 Retained earnings                               1,010                5,873
                                            -----------         ------------
                                                66,340               71,823

                                            $   98,821          $   108,707
                                            ===========         ============

See accompanying notes.

       44/S-1

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Condensed Statements of Operations

                                                              December 31,
                                                            1998       1999
                                                         ---------- ----------
                                                             (In thousands)

Interest expense                                         $  (2,566) $  (4,631)
                                                         ---------- ----------
        Loss Before Income Taxes and Equity
          in Net Income of Subsidiaries                     (2,566)    (4,631)

Income tax benefit                                             821      1,482
                                                         ---------- ----------
                                                            (1,745)    (3,149)
Equity in net income of subsidiaries                         2,755      8,012
                                                         ---------- ----------
         Net income                                      $   1,010  $   4,863
                                                         ========== ==========

See accompanying notes.

       45/S-2

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Condensed Statements of Stockholders' Equity

                                             Additional               Total
                                  Common      Paid-in   Retained  Stockholders'
                                  Stock       Capital   Earnings     Equity
                                ----------  ----------  ----------  ----------
						 (In thousands)
Balance at May 22, 1998         $       1   $  65,329   $       -   $  65,330

Net income for period May 22,
1998 through December 31, 1998          -           -       1,010       1,010
                                ----------  ----------  ----------  ----------
Balance at December 31, 1998    $       1   $  65,329   $   1,010   $  66,340

Net income                              -           -       4,863       4,863
Capital contribution
  at December 14, 1999                  -         620           -         620
                                ----------  ----------  ----------  ----------
Balance at December 31, 1999    $       1   $  65,949   $   5,873   $  71,823
                                ==========  ==========  ==========  ==========

See accompanying notes.

       46/S-3

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Condensed Statements of Cash Flows

                                                              December 31,
                                                            1998       1999
                                                         ---------- ----------
                                                             (In thousands)

Operating activities
Net income                                                   1,010      4,863
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                                126        205
  Deferred taxes                                              (774)      (803)
  Undistributed earnings of affiliates                      (2,755)    (8,012)
  Other current assets                                           -       (620)
  Other, net                                                  (779)      (656)
                                                         ---------- ----------
Cash used by operating activities                           (3,172)    (5,023)

Investing Activities
  Acquisition of GLC                                       (92,380)         -
                                                         ---------- ----------
Net cash used by investing activities                      (92,380)         -

Financing Activities
  Additions to long-term debt                               32,481      4,403
  Deferred financing costs                                  (2,259)         -
  Capital contributions                                     65,330        620
                                                         ---------- ----------
Net cash provided by financing activities                   95,552      5,023

Increase (decrease) in cash                                      -          -
Cash at beginning of period                                      -          -
                                                         ---------- ----------
Cash at end of period                                    $       -  $       -
                                                         ========== ==========

See accompanying notes.

       47/S-4

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Notes to Condensed Financial Statements


1.  Significant Accounting Policies

Organization

Great Lakes Acquisition Corp. (the "Company") was incorporated under the laws of Delaware on March 31, 1998. The Company is a 98.56% owned subsidiary of American Industrial Capital Fund II, L.P. ("AIP").

On May 22, 1998, the Company acquired all of the issued and outstanding stock of Great Lakes Carbon Corporation ("GLC") in a transaction accounted for as a purchase (the "Acquisition"). Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values at the Acquisition date on the financial statements of GLC.

As consideration for the acquisition of GLC described above, the Company paid the former shareholders of GLC approximately $323,000,000 and incurred transaction costs of approximately $25,000,000. The total purchase price was funded by a cash contribution from AIP and affiliates of, and certain other individuals associated with AIP of $65,330,000; available cash at GLC of approximately $52,000,000; proceeds of $175,000,000 from the sale by GLC of 10 1/4% Senior Subordinated Notes; borrowings by GLC of $111,000,000 pursuant to a new credit facility; and proceeds of $30,050,072 from the sale by the Company of 13 1/8% Senior Discount Debentures. In addition, as a condition to the transaction, GLC repurchased its then outstanding 10% Senior Secured Notes through a public tender offer for total consideration of $74,106,500 (excluding accrued interest).

Through its wholly-owned operating subsidiary, GLC, the Company is the largest producer of calcined coke supplying customers principally in the aluminum industry.

Basis of Presentation

In the parent company-only financial statements, the Company's investment is subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of the Acquisition. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company is required to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not believe the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.
       48/S-5

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Notes to Condensed Financial Statements (continued)


2.  Long-Term Debt

Long-term debt consists of the following:

							       December 31
                                                             1998       1999
                                                          ---------------------
							     (In thousands)

13.125% Senior Discount Debentures due May 15, 2009       $ 32,481    $ 36,884
Less current portion                                             -           -
                                                          ---------------------
                                                          $ 32,481    $ 36,884
                                                          =====================

The Senior Discount Debentures are general unsecured obligations of the Company, subordinated in right of payment to essentially all subsidiary liabilities. No cash interest will be payable on the Debentures until November 15, 2003 but the accreted value will increase (representing amortization of original issue discount) to approximately $56,600,000 through May 15, 2003. The Debentures require the Company to make cash interest payments semiannually commencing in November 2003 of approximately $7,432,000 per year and a principal payment of approximately $56,600,000 in May 2009. At the Company's option, the Debentures may be redeemed, in whole or in part, commencing May 15, 2003 at various prices ranging from 106.6% in 2003 to par in 2006 and beyond. At any time prior to May 15, 2001, the Company may redeem up to 35% of the Debentures at a price of 113.125% of the accreted value thereof with net cash proceeds of one or more equity offerings, provided that at least 65% of the amount at maturity of the Debentures remain outstanding. The Senior Discount Debentures indenture imposes limitations on certain payments, including dividends. The outstanding common stock of GLC has been pledged as collateral for this obligation.

There are no maturities of long-term debt until May 2009 when the Senior Discount Debentures become payable in full.

During 1999, approximately 12% of the Debenture notes outstanding were purchased by GLC with the intention of holding them to maturity. Although the Company's obligation with respect to the Debentures at December 31, 1999 is shown net of the amount held by GLC on the Company's consolidated financial statements, no affect has been given to this investment for purposes of these parent company-only financial statements.

The fair market value of the Company's long-term debt obligation approximated $32,000,000 and $30,000,000 at December 31, 1998 and 1999, respectively.

3.  Stockholders' Equity

On May 18, 1998, the Company canceled its previously issued shares of common stock and issued 65,000 shares of its common stock for $65 million. On May 22, 1998, the Company issued 330 shares of its common stock for $330,000.

In 1999, certain members of management of the Company purchased 620 shares of the Company's common stock for $620,000 which increased the number of issued and outstanding common shares to 65,950 shares at December 31, 1999.

On December 13,1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock
       49/S-6

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Notes to Condensed Financial Statements (continued)


3.  Stockholders' Equity (continued)

options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified EBITDA targets. If the EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides of make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that the EBITDA goal is surpassed in any plan year. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria, or upon of the sale of the Company, should one occur prior to the end of 2001, and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                   Available
                                                       Options     For Future
                                                     Outstanding     Grants
                                                     ------------ ------------
At plan inception on December 13, 1999                         -        4,050
Granted on December 13, 1999 ($1,000 per share)            2,800       (2,800)
                                                     ------------ ------------
Balance at December 31, 1999                               2,800        1,250

At December 31, 1999, the number of options outstanding that were vested totaled 1,240 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 10 years.

All of the participants in the 1999 Option Plan are subsidiary-company personnel since the Company does not itself currently have any employees. Accordingly, all compensation related accounting in connection with the stock options as provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," is pertinent only to the Company's consolidated financial statements and, consequently, is not discussed further in the context of these parent company-only financial statements.

4.  Income Taxes

Components of the Company's deferred tax asset are as follows:

							       December 31
                                                             1998       1999
                                                          ---------------------
                                                              (In thousands)

          Deferred tax asset:
            Accrued liabilities                           $   774      $ 1,577
                                                          ---------------------
          Total deferred tax asset                        $   774      $ 1,577
                                                          =====================
       50/S-7

Schedule I-Condensed Financial Information of Registrant-
Great Lakes Acquisition Corp. (continued)

Notes to Condensed Financial Statements (continued)


4.  Income Taxes (continued)

The Company considers that a valuation allowance is not necessary in connection with the temporary differences giving rise to its deferred tax asset.

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

							       December 31
                                                             1998       1999
                                                          ---------------------
                                                              (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                                    $  (898)     $(1,621)
  Other                                                        77          139
                                                          ---------------------
                                                          $  (821)     $(1,482)
                                                          =====================

Income taxes consist of the following:

							       December 31
                                                             1998       1999
                                                          ---------------------
                                                              (In thousands)

  Current:
    Federal                                               $   (47)     $  (679)
    State                                                       -            -
    Foreign                                                     -            -
                                                          ---------------------
                                                              (47)        (679)
                                                          ---------------------
  Deferred:
    Federal                                                  (774)        (803)
    State                                                       -            -
    Foreign                                                     -            -
                                                          ---------------------
                                                             (774)        (803)
                                                          ---------------------
  Total                                                   $  (821)     $(1,482)
                                                          =====================

No income taxes were paid for the year ended December 31, 1998 and 1999.
       51/S-8

				      SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of March 2000.

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


Signature                            Title                       Date
---------                            -----                       ----

/s/JAMES D. MCKENZIE         President, Chief Executive
---------------------        Officer and Director            March 17, 2000
James D. McKenzie            (Principal Executive Officer)

         *                   Senior Vice President,          March 17, 2000
---------------------        Operations and Administration
A. Frank Baca

         *                   Vice President, Sales           March 17, 2000
---------------------
Robert C. Dickie

         *                   Vice President, Raw Materials   March 17, 2000
---------------------
James W. Betts

         *                   Vice President, Commercial      March 17, 2000
---------------------        Development
Craig L. Beilharz

         *                   Non-Executive Chairman of       March 17, 2000
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                        March 17, 2000
---------------------
Richard W. Bingham

         *                   Director                        March 17, 2000
---------------------
Kim A. Marvin

         *                   Director                        March 17, 2000
---------------------
Alfred E. Barry


By:  /s/JAMES D. MCKENZIE
--------------------------
        James D. McKenzie
        Attorney-in-Fact