Form 10-Q
period 2000-06-30
GREAT LAKES ACQUISITION CORP
filed 2000-08-14
CIK 1066256

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                      GREAT LAKES ACQUISITION CORPORATION

FORM 10-Q                                                        June 30, 2000
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          December 31, 1999 and June 30, 2000 . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations -
          For the six months ended June 30, 1999 and 2000 . . . . . . . . 4

          Consolidated Statements of Operations -
          For the three months ended June 30, 1999 and 2000 . . . . . . . 5

          Consolidated Statement of Stockholders' Equity -
          For the six months ended June 30, 2000. . . . . . . . . . . . . 6

          Consolidated Statements of Cash Flows -
          For the six months ended June 30, 1999 and 2000 . . . . . . . . 7

          Notes to Consolidated Financial Statements. . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . 10

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

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 12

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 12

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 12

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                         Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                    December 31,    June 30,
                                                        1999          2000
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $  7,102      $  7,948
 Marketable securities                                      -           544
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 1999 and 2000                    32,738        38,347
 Inventories                                           35,920        39,456
 Prepaid expenses and other current assets              5,233         4,279
                                                     ---------     ---------
        Total current assets                           80,993        90,574

Property, plant and equipment, net                    202,874       196,691

Goodwill                                              171,747       169,510
Capitalized financing costs                            17,117        15,853
Other assets                                            3,543         2,469
                                                     ---------     ---------
Total assets                                         $476,274      $475,097

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                    $ 12,544      $ 17,995
 Accrued expenses                                      12,768        13,267
 Income taxes payable                                   1,984         1,128
 Current portion of long-term debt                     12,434        13,522
                                                     ---------     ---------
        Total current liabilities                      39,730        45,912

Long-term debt, less current portion                  302,558       295,257
Other long-term liabilities                             6,804         6,847
Deferred taxes                                         55,359        53,253

Stockholders' equity:
 Common Stock, par value $0.01 per share;
  authorized 92,000 shares, issued and
  outstanding 65,950 shares                                 1             1
 Additional paid-in capital                            65,949        65,949
 Retained earnings                                      5,873         7,878
                                                     ---------     ---------
        Total stockholders' equity                     71,823        73,828
                                                     ---------     ---------
Total liabilities and stockholders' equity           $476,274      $475,097
                                                     =========     =========

See accompanying notes.

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                     Consolidated Statements of Operations

                                 (Unaudited)

                                                  Six Months Ended June 30,
                                                     1999            2000
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 122,366       $ 121,861
Cost of goods sold                                   90,961          91,441
                                                  ---------       ---------
        Gross profit                                 31,405          30,420

Selling, general and administrative expenses          9,711           9,303
                                                  ---------       ---------
        Operating income                             21,694          21,117

Other income (expense):
 Interest, net                                      (17,187)        (16,705)
 Other, net                                             697             656
                                                  ---------       ---------
                                                    (16,490)        (16,049)

        Income before income taxes                    5,204           5,068

Income taxes                                          2,290           3,063
                                                  ---------       ---------
Net income                                        $   2,914       $   2,005
                                                  =========       =========

See accompanying notes.

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                     Consolidated Statements of Operations

                                 (Unaudited)

                                                 Three Months Ended June 30,
                                                     1999            2000
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  62,003       $  63,717
Cost of goods sold                                   46,437          47,614
                                                  ---------       ---------
        Gross profit                                 15,566          16,103

Selling, general and administrative expenses          4,906           4,780
                                                  ---------       ---------
        Operating income                             10,660          11,323

Other income (expense):
 Interest, net                                       (8,572)         (8,397)
 Other, net                                             410             439
                                                  ---------       ---------
                                                     (8,162)         (7,958)

        Income before income taxes                    2,498           3,365

Income taxes                                          1,162           2,021
                                                  ---------       ---------
Net income                                        $   1,336       $   1,344
                                                  =========       =========

See accompanying notes.

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                                 (Unaudited)

                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholders'
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
                                               (In thousands)
<S >
Balance at December 31, 1999    $      1    $ 65,949    $  5,873    $ 71,823

Net income                             -           -       2,005       2,005
                               ----------  ----------  ----------  ----------
Balance at June 30, 2000        $      1    $ 65,949    $  7,878    $ 73,828
                               ==========  ==========  ==========  ==========

See accompanying notes.

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                     Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Six Months Ended June 30,
                                                     1999            2000
                                                  ---------       ---------
                                                        (In thousands)
Operating activities
Net income                                        $  2,914        $  2,005
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     11,472          11,836
  Deferred taxes                                    (1,525)         (2,106)
   Changes in operating assets and liabilities:
    Marketable securities                                -            (544)
    Accounts receivable                            (11,337)         (5,609)
    Inventories                                     (1,320)         (3,536)
    Prepaid expenses and other current assets        2,406             954
    Income taxes payable                             2,916            (856)
    Accounts payable and accrued expenses             (457)          5,950
    Other, net                                       1,938             903
                                                  ---------       ---------
Net cash provided by operating activities            7,007           8,997

Investing activities
 Capital expenditures                               (2,227)         (1,938)
                                                  ---------       ---------
Net cash used in investing activities               (2,227)         (1,938)

Financing activities
 Repayment of long-term debt                        (5,202)         (8,342)
 Additions to long-term debt                         3,366           2,129
                                                  ---------       ---------
Net cash used in financing activities               (1,836)         (6,213)
                                                  ---------       ---------
Increase in cash and cash equivalents                2,944             846
Cash and cash equivalents at beginning of period    10,403           7,102
                                                  ---------       ---------
Cash and cash equivalents at end of period        $ 13,347        $  7,948
                                                  =========       =========

See accompanying notes.

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

                   Notes to Consolidated Financial Statements

                                June 30, 2000

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

                      Great Lakes Acquisition Corporation
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                               June 30, 2000

                                (Unaudited)


3.  Accounting Pronouncement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in apply generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2000. The Company does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements.

4.  Inventories

Inventories are as follows:

                                       December 31,      June 30,
                                          1999             2000
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  20,286        $  24,249
     Finished goods                        9,334            8,516
     Supplies and spare parts              6,300            6,691
                                       ---------        ---------
                                       $  35,920        $  39,456
                                       =========        =========

5.  Accrued Expenses

Accrued expenses included interest payable of $2,764,000 and $3,337,000 and employee profit sharing payable of $2,202,000 and $1,044,000 at December 31, 1999 and June 30, 2000, respectively.

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


Results of Operations

Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999.

        The Company's net sales for the quarter ended June 30, 2000 increased 2.8% to $63.7 million from $62.0 million in the comparable 1999 period. Net sales of anode grade CPC decreased 3.4% to $47.9 million and net sales of industrial grade CPC increased 3.9% to $11.2 million. In addition, net sales for the quarter included RPC trading transactions totaling $4.0 million on volume of 100,245 tons compared to a total of $0.9 million on 44,515 tons posted in the prior year period.
        The decrease in anode grade CPC net sales was primarily the result of a 5.4% decline in the average per ton selling price partially offset by a 2.1% increase in sales volume to 329,575 tons. The decline in selling prices was attributable to the lingering effects of weak aluminum prices during 1999 and the presence of excess CPC in the market. The volume increase (6,856 tons) was a function of routine period to period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 10.2% increase in sales volume to 89,394 tons partially offset by a 5.8% decrease in selling price. Higher volume sales at lower prices into the recarb and chemical markets were the primary contributing factors.
        The Company's gross profit for the second quarter increased by 3.4% to $16.1 million from $15.6 million in 1999. The increase in gross profit was due to the increase in sales discussed above partially offset by an increase in cost of goods sold. The higher cost of goods sold was mainly the result of higher sales volume offset in large measure by decreased average per ton raw material costs.
        Operating income increased by 6.2% to $11.3 million from $10.7 million in the 1999 period. The improvement in operating income was due to the increase in gross profit discussed above and a 2.6% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower travel, professional fee and management fee expenses.
        Income before income taxes increased 34.7% to $3.4 million from $2.5 million in the comparable 1999 period. The increase was primarily attributable to the improvement in operating income discussed above and lower net interest expense. The decrease in net interest expense was due mainly to the effects of debt reduction.
        The Company's effective tax rate increased to 60.1% in 2000 from 46.5% in the relevant 1999 period primarily as a result of the tax effects of non-deductible amortization of goodwill in the current year.
        As a result of the factors discussed above, net income for the three months ended June 30, 2000 remained essentially unchanged from the 1999 period at $1.3 million.
        Adjusted EBITDA for the second quarter increased by 4.9% to $17.1 million in 2000 from $16.3 million in 1999 as a result of the increase in operating income discussed above and increases/(decreases) to the add-back adjustments for depreciation/amortization and AIP management fee expenses of $0.17 million and $(0.03)million, respectively.

Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999.

        The Company's net sales for the six months ended June 30, 2000 decreased 0.4% to $121.9 million from $122.4 million in the comparable 1999 period. Net sales of anode grade CPC decreased 6.0% to $92.7 million and net sales of industrial grade CPC increased 0.4% to $21.7 million. In addition, year-to-date net sales included RPC trading transactions totaling $6.4 million on volume of 155,594 tons compared to a total of $0.9 million on 44,515 tons posted in the prior year period.
        The decrease in anode grade CPC net sales was primarily the result of a 6.4% decline in the average per ton selling price partially offset by a 0.4% increase in sales volume to 637,446 tons. The decline in the average per ton selling price was attributable to the lingering effects of weak aluminum prices during 1999 and the presence of excess CPC in the market. The volume increase (2,835 tons) was a function of routine period to period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 5.2% increase in sales volume to 172,590 tons which was almost completely offset by a 4.5% decrease in selling price. Higher volume into the recarb market was the main reason for the volume increase, while lower selling prices across most market segments accounted for the price decline.
        The Company's gross profit for the six months ended June 30, 2000 decreased by 3.1% to $30.4 million from $31.4 million in 1999. The decrease in gross profit was due to the decrease in sales discussed above and higher cost of goods sold. The increase in cost of goods sold was the result of higher sales volume offset in large measure by a decrease in average per ton costs principally due to lower raw material prices.
        Operating income decreased by 2.7% to $21.1 million from $21.7 million in 1999. The decrease in operating income was due to the decrease in gross profit discussed above partially offset by a 4.2% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower management fee, travel and employee compensation expenses.
        Income before income taxes decreased 2.6% to $5.1 million from $5.2 million in 1999. The decrease was primarily attributable to the decrease in operating income discussed above mainly offset by a decrease in net interest expense. The lower net interest expense was due primarily to the effects of debt reduction.
        The Company's effective tax rate increased to 60.4% in 2000 from 44.0% in the relevant 1999 period primarily as a result of the tax effects of non-deductible amortization of goodwill in the current year.
        As a result of the factors discussed above, net income for the six months decreased 31.2% to $2.0 million in 2000 from $2.9 million in 1999.
        Adjusted EBITDA for the year-to-date period decreased by 1.4% to $32.7 million in 2000 from $33.1 million in 1999 as a result of the decrease in operating income discussed above and increases/(decreases) to the add-back adjustments for depreciation/amortization and AIP management fee expenses of $0.36 million and $(0.24), respectively.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2000 will be approximately $5.0 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of August 4, 2000, no funds had been drawn down, and approximately $1.1 million in letters of credit were outstanding under the facility.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          Changes in Registrant's Certifying Accountants dated May 1, 2000 and subsequent amendment thereto on Form 8-K/A filed May 9, 2000

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES ACQUISITION CORPORATION



Date: 8/4/00                      /s/James D. McKenzie
                                  James D. McKenzie
                                  President and Chief Executive Officer