Form 10-Q
period 2002-03-31
GREAT LAKES ACQUISITION CORP
filed 2002-05-15
CIK 1066256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]  No [  ].
       1 of 16

                      GREAT LAKES ACQUISITION CORPORATION

FORM 10-Q                                                       March 31, 2002
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2001 and March 31, 2002. . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the three months ended March 31, 2001 and 2002. . . . . . . 4

          Condensed Consolidated Statements of Stockholders' Equity -
          For the three months ended March 31, 2002 . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 2001 and 2002. . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . . 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .11

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

 Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . 15

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 15

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 15

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 15

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15

       2 of 16
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                 (Unaudited)
                                                   December 31,    March 31
                                                       2001          2002
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 12,186      $ 12,217
 Restricted cash                                       10,414             -
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2001 and 2002                    27,452        26,474
 Inventories                                           46,614        63,456
 Prepaid expenses and other current assets              3,767        14,098
                                                     --------      --------
        Total current assets                          100,433       116,245

Property, plant and equipment, net                    177,467       193,573

Goodwill, net of accumulated amortization
  of $16,156 in 2001 and 2002                         162,799       162,799
Capitalized financing costs                            11,138        11,279
Other assets                                            1,971         1,656
                                                     --------      --------
Total assets                                         $453,808      $485,552
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                    $ 12,818      $ 14,367
 Accrued expenses                                      18,835         9,602
 Income taxes payable                                     809         3,073
 Current portion of long-term debt                     19,578        34,007
                                                     --------      --------
        Total current liabilities                      52,040        61,049

Long-term debt, less current portion                  263,135       284,665
Other long-term liabilities                             9,764         9,200
Deferred taxes                                         46,943        46,561

Stockholders' equity:
 Common Stock, par value $0.01 per share;
  authorized 92,000 shares, issued and
  outstanding 65,950 shares                                 1             1
 Additional paid-in capital                            65,949        65,949
 Retained earnings                                     18,112        20,263
 Accumulated other comprehensive loss                  (2,136)       (2,136)
                                                     --------      --------
        Total stockholders' equity                     81,926        84,077
                                                     --------      --------
Total liabilities and stockholders' equity           $453,808      $485,552
                                                     ========      ========

See accompanying notes.

       3 of 16

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                 Three Months Ended March 31,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  65,762       $  52,934
Cost of goods sold                                   51,361          42,571
                                                  ---------       ---------
        Gross profit                                 14,401          10,363

Selling, general and administrative expenses          4,560           2,944
                                                  ---------       ---------
        Operating income                              9,841           7,419

Other income (expense):
 Interest, net                                       (7,597)         (7,604)
 Other, net                                             248           5,546
                                                  ---------       ---------
                                                     (7,349)         (2,058)

        Income before income taxes and
          extraordinary item                          2,492           5,361

Income taxes                                          1,374           3,210
                                                  ---------       ---------
        Income before extraordinary item              1,118           2,151

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073               3,850               -
                                                  ---------       ---------
Net income                                        $   4,968       $   2,151
                                                  =========       =========

See accompanying notes.

       4 of 16

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity

                                (Unaudited)
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance at December 31, 2001 $      1  $ 65,949  $ 18,112  $ (2,136) $ 81,926
Net income                          -         -     2,151         -     2,151
                             --------- --------- --------- --------- ---------
Balance at March 31, 2002    $      1  $ 65,949  $ 20,263  $ (2,136) $ 84,077
                             ========= ========= ========= ========= =========

See accompanying notes.

       5 of 16

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)
                                                 Three Months Ended March 31,
                                                     2001            2002
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  4,968        $  2,151
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      6,114           5,101
  Deferred taxes                                     1,625            (382)
  Gain on disposal of fixed asset                        -          (2,733)
  Extraordinary gain on extinguishment of debt      (3,850)              -
   Changes in operating assets and liabilities:
    Restricted cash                                      -          10,414
    Accounts receivable                             (2,887)            978
    Inventories                                      1,205          (1,109)
    Prepaid expenses and other current assets         (744)        (10,331)
    Income taxes payable                            (2,375)        (11,030)
    Accounts payable and accrued expenses            3,306           2,264
    Other, net                                          91            (356)
                                                  --------        --------
Net cash provided (used) by operating activities     7,453          (5,033)

Investing activities
 Capital expenditures                                 (575)           (766)
 Proceeds from disposal of fixed asset                   -           3,000
 Acquisition of Baton Rouge plant                        -         (32,387)
                                                  --------        --------
Net cash used in investing activities                 (575)        (30,153)

Financing activities
 Repayment of long-term debt                        (5,874)         (2,766)
 Additions to long-term debt                           834          38,725
 Capitalized financing costs                             -            (742)
                                                  --------        --------
Net cash (used) provided by financing activities    (5,040)         35,217
                                                  --------        --------
Increase in cash and cash equivalents                1,838              31
Cash and cash equivalents at beginning of period    11,239          12,186
                                                  --------        --------
Cash and cash equivalents at end of period        $ 13,077        $ 12,217
                                                  ========        ========

See accompanying notes.

       6 of 16
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2002
                                 (Unaudited)


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

2.  Accounting Pronouncements

Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Business Combinations".  SFAS
No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations. If effective January 1, 2001, there would have been a reduction of goodwill amortization expense of approximately $4,474,000 in 2001; $1,118,000 for the three months ended
March 31, 2001.
       7 of 16
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2002
                                 (Unaudited)


Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

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

3.  Restricted Cash

Funds that are legally restricted as to withdrawal or usage are shown as restricted cash. At December 31, 2001, $10,414,000 were set aside under an escrow agreement with AIP to settle a finders fee claim arising from the acquisition of the Company in 1998. On March 22, the claim was settled and paid for approximately $10,300,000.

4.  Inventories

Inventories are as follows:

                                       December 31,      March 31,
                                          2001             2002
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  24,696        $  35,837
     Finished goods                       14,307           19,444
     Supplies and spare parts              7,611            8,175
                                       ---------        ---------
                                       $  46,614        $  63,456
                                       =========        =========

5.  Prepaid expenses and other current assets

At March 31, 2002, prepaid expenses and other current assets included a receivable estimated at approximately $10,648,000 representing a working capital related purchase price adjustment due in connection with the acquisition of the Baton Rouge Plant.

6.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $177,000 and $1,390,000 at December 31, 2001 and $519,000 and $17,000 at
March 31, 2002, respectively.

7.  Long-Term Debt

At March 31, 2002, approximately 61% of the outstanding 13 1/8% Senior Discount Debentures had been purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures is shown net of the amount held by GLC.
       8 of 16
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2002
                                 (Unaudited)


8.  Financial Information Relating to Segments

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

-----------------------------------------------------------------------------
                         Quarter ended March 31, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade        RPC
                            CPC        CPC       Trading   Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  46,301  $  13,501  $   5,233  $    727  $  65,762
  Cost of goods sold       34,978      9,871      4,782     1,730     51,361
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  11,323  $   3,630  $     451  $ (1,003)    14,401
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (4,560)
  Interest expense, net                                               (7,597)
  Other income (expense)                                                 248
                                                                   ----------
  Income before income taxes                                       $   2,492
                                                                   ==========

-----------------------------------------------------------------------------
                         Quarter ended March 31, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  39,491  $   8,427  $   4,532  $    484  $  52,934
  Cost of goods sold       32,904      6,690      3,834      (857)    42,571
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $   6,587  $   1,737  $     698  $  1,341     10,363
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (2,944)
  Interest expense, net                                               (7,604)
  Other income (expense)                                               5,546
                                                                   ----------
  Income before income taxes                                       $   5,361
                                                                   ==========
       9 of 16
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2002
                                 (Unaudited)


9.  Acquisition

On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million. The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity from 1.6 million tons to 2.3 million tons, thereby solidifying its position as CPC industry leader.

No results for the Baton Rouge Plant were included in statement of operations for the three months ended March 31, 2002 since the transaction closed at the end of the quarter. The purchase price, net of the expected working capital adjustment, was allocated based on the estimated fair values of the assets acquired and liabilities assumed. The Company is in the process of obtaining an independent appraisal of the fair values in question, therefore, the allocation of the purchase price is subject to refinement. No goodwill was established in connection with this acquisition.

The unaudited pro forma information set forth below, developed as though the acquisition had been completed as of the beginning of the periods shown, reflects adjustments to interest expense (for borrowings required to finance the acquisition and certain changes to the terms of existing debt arrangements), depreciation and amortization expense (set to reflect the new accounting base of the assets recorded) and income tax effect based upon the Company's historical effective rates.

                                                 Three Months Ended March 31,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  91,475       $  78,681
Income before income taxes and extraordinary item     3,083           4,946
Net income                                            5,233           1,984

The pro forma information, as presented here, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001 or 2002, nor should it be considered indicative of future results. It gives effect only to the adjustments noted above, and does not reflect management's estimate of potential cost savings or other benefits arising from the acquisition.

10.  Extraordinary Item

The quarter ended March 31, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).
       10 of 16

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

        Through its wholly-owned operating subsidiary, Great Lakes Carbon Corporation ("GLC"), the Company is the world's largest producer of calcined petroleum coke ("CPC"). The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from raw petroleum coke ("RPC") utilizing a high temperature, rotary kiln process developed by the Company in the 1930's. RPC is a by-product of the petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

        On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million.
        The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity from
1.6 million tons to 2.3 million tons .
        The Baton Rouge Plant, situated on 55 acres of owned property, has four kilns and can receive and ship material by truck or rail and has ready access to barge or ocean-going vessel transportation. It is operated by a workforce numbering 61 at March 31, 2002, including 43 hourly employees covered by an interim collective bargaining agreement with the United Steelworkers of America which expires on September 30, 2002.

        As used in this document, Adjusted EBITDA represents operating income before depreciation and AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used by management as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
       11 of 16

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

        The Company's net sales for the quarter ended March 31, 2002 decreased 19.5% to $52.9 million from $65.8 million in the comparable 2001 period. Net sales of anode grade CPC decreased 14.7% to $39.5 million, net sales of industrial grade CPC decreased 37.6% to $8.4 million and net sales of RPC decreased 13.4% to $4.5 million.
        The decrease in anode grade CPC net sales was primarily the result of a 15.5% decrease in sales volume to 260,837 tons only slightly offset by a 0.9% increase in average per ton selling prices. The decrease in sales volume was primarily attributable to a combination of reduced aluminum demand and a back-heavy shipments schedule in 2002.
        The decrease in industrial grade CPC net sales was the result of a 37.5% decrease in sales volume to 64,034, principally due to a decline in shipments to the titanium dioxide market.
        The decrease in RPC net sales was primarily the result of an 18.3% decrease in sales volume to 66,264 tons offset somewhat by a 6.1% increase in average per ton selling prices. Greater consumption by the Company of the RPC subject to resale reduced the quantity of product available for marketing to third parties. The purchase of the Baton Rouge Plant, which has historically consumed this product, is expected to significantly reduce the level of RPC trading business in the future.
        The Company's gross profit for the first quarter decreased by 28.0% to $10.4 million from $14.4 million in 2001. The decrease in gross profit was due to the 19.5% decline in sales discussed above that was only partially offset by a 17.1% decrease in cost of goods sold. The decrease in cost of goods sold was primarily the result of lower sales volume offset partially by higher average per ton raw material costs. Tight anode grade RPC supply, particularly in the United States Gulf coast, continues to impact RPC costs.
        Operating income decreased 24.6% to $7.4 million from $9.8 million in the prior year quarter. The decrease in operating income was due to the decrease in gross profit discussed above offset by a 35.4% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission and travel and entertainment expenses.

        Income before income taxes increased 115.1% to $5.4 million from $2.5 million in the comparable 2001 period. The improvement was due to an increase in other income offset by the decline in operating income discussed above. The increase in other income was due mainly to a gain on the sale of a storage shed, which had been leased to the buyer since the 1980's, and foreign currency exchange gains related to devaluation of the Argentine peso.
        The Company's effective tax rate increased to 59.9% from 55.1% in the 2001 period mainly as a result of the tax effects of foreign operations.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized during the 2001 quarter with no current year equivalent.
        As a result of the factors discussed above, net income for the quarter ended March 31, 2002 decreased 56.7% to $2.2 million from $5.0 million in 2001.
        Adjusted EBITDA for the first quarter decreased 21.2% to $12.5 million from $15.8 million in 2001 due to the decrease in operating income discussed above and a decrease to the add-back adjustment for depreciation/amortization of $1.0 million (mainly due to the elimination of goodwill amortization as previously noted).
       12 of 16

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are essentially U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2002 will be approximately $5.0 million.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture the Company may, at its option, through May 15, 2003, make up to four semiannual interest payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%. Thus far the Company has exercised its pay-in-kind option in connection with the November 15, 2001, May 15, 2002 and November 15, 2002 payments, and, as a condition to obtaining incremental term loan financing for the Baton Rouge Plant acquisition under its existing credit agreement, further discussed below, has committed to make the May 15, 2003 interest payment through the issuance of additional notes.
        On March 27, 2002, the Company secured incremental term loans under each of its three existing single tranche loans maturing on May 31, 2004, 2005 and 2006 in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant.
The incremental loans amortize and mature in conformity with the terms of the tranches to which they were added. At the close of the Baton Rouge Plant transaction, the amount payable under each such tranche was $30.8 million, $25.1 million and $24.3 million, respectively. In consideration for the issuance of the incremental term loans, credit facility interest rate margins were increased between 1.25% to 1.50%.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and the issuance of additional pay-in-kind notes. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of May 10, 2002, no funds had been drawn down, and approximately $0.9 million in letters of credit were outstanding under this facility.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 13 1/8% Senior Discount Debentures or the 10 1/4% Senior Subordinated Notes issued by GLC.
       13 of 16

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations. If effective January 1, 2001, there would have been a reduction of goodwill amortization expense of approximately $4,474,000 in 2001; $1,118,000 for the three months ended
March 31, 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

        In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 2003. SFAS
No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. While the impact of SFAS No. 144 is still being evaluated, the Company does not believe that the adoption of this Statement will have a material impact on its financial statements.
       14 of 16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  Refer to the Company's annual report on form 10K dated April 1, 2002.

Item 2.   Change in Securities

  Not applicable.

Item 3.   Defaults Upon Senior Securities

  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.   Other Information

  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  List of Exhibits:

  Exhibit
  Number  Description
  ------- -------------------------------------------------------------------
  *10.3a Calcined Coke Supply Agreement between GLC and Aluminum Company of America. (Replaces 10.3 filed previously) (Included herewith)
   10.8 Asset Purchase Agreement between GLC and Reynolds Metals Company dated March 27, 2002 (Included herewith)
  ------------
  * Filed in connection with an application for confidential treatment pursuant to Rule 406 of the Securities Act.
  ------------

  (b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 2002.
       15 of 16
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Great Lakes Acquisition Corp.
Date: 5/10/02                                    By:  /s/JAMES D. MCKENZIE
                                                 -----------------------------
                                                 James D. McKenzie, President
                                                 and Chief Executive Officer
       16 of 16