Form 10-Q
period 2002-06-30
GREAT LAKES ACQUISITION CORP
filed 2002-08-14
CIK 1066256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]  No [  ].
       1 of 20

                      GREAT LAKES ACQUISITION CORPORATION

FORM 10-Q                                                        June 30, 2002
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2001 and June 30, 2002 . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the six months ended June 30, 2001 and 2002 . . . . . . . . 4
          For the three months ended June 30, 2001 and 2002 . . . . . . . 5

          Condensed Consolidated Statements of Stockholders' Equity -
          For the six months ended June 30, 2002. . . . . . . . . . . . . 6

          Condensed Consolidated Statements of Cash Flows -
          For the six months ended June 30, 2001 and 2002 . . . . . . . . 7

          Notes to Condensed Consolidated Financial Statements. . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .14

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 19

 Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . 19

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 19

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 19

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 19

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 19

       2 of 20
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                 (Unaudited)
                                                   December 31,    June 30
                                                       2001          2002
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 12,186      $ 25,359
 Restricted cash                                       10,414             -
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2001 and 2002                    27,452        43,582
 Inventories                                           46,614        73,038
 Prepaid expenses and other current assets              3,767         2,619
                                                     --------      --------
        Total current assets                          100,433       144,598

Property, plant and equipment, net                    177,467       189,940

Goodwill                                              162,799       162,799
Capitalized financing costs                            11,138        11,026
Other assets                                            1,971         1,945
                                                     --------      --------
Total assets                                         $453,808      $510,308
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                    $ 12,818      $ 43,451
 Accrued expenses                                      18,835        10,354
 Income taxes payable                                     809         4,258
 Current portion of long-term debt                     19,578        34,524
                                                     --------      --------
        Total current liabilities                      52,040        92,587

Long-term debt, less current portion                  263,135       277,340
Other long-term liabilities                             9,764         9,201
Deferred taxes                                         46,943        46,037

Stockholders' equity:
 Common Stock, par value $0.01 per share;
  authorized 92,000 shares, issued and
  outstanding 65,950 shares                                 1             1
 Additional paid-in capital                            65,949        65,949
 Retained earnings                                     18,112        21,329
 Accumulated other comprehensive loss                  (2,136)       (2,136)
                                                     --------      --------
        Total stockholders' equity                     81,926        85,143
                                                     --------      --------
Total liabilities and stockholders' equity           $453,808      $510,308
                                                     ========      ========

See accompanying notes.

       3 of 20

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                  Six Months Ended June 30,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 129,130       $ 133,485
Cost of goods sold                                  100,376         109,981
                                                  ---------       ---------
        Gross profit                                 28,754          23,504

Selling, general and administrative expenses          9,612           5,653
                                                  ---------       ---------
        Operating income                             19,142          17,851

Other income (expense):
 Interest, net                                      (15,143)        (16,081)
 Other, net                                             985           7,167
                                                  ---------       ---------
                                                    (14,158)         (8,914)

        Income before income taxes and
          extraordinary item                          4,984           8,937

Income taxes                                          2,638           5,720
                                                  ---------       ---------
        Income before extraordinary item              2,346           3,217

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073               3,850               -
                                                  ---------       ---------
Net income                                        $   6,196       $   3,217
                                                  =========       =========

See accompanying notes.

       4 of 20

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                 Three Months Ended June 30,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  63,368       $  80,551
Cost of goods sold                                   49,015          67,410
                                                  ---------       ---------
        Gross profit                                 14,353          13,141

Selling, general and administrative expenses          5,052           2,709
                                                  ---------       ---------
        Operating income                              9,301          10,432

Other income (expense):
 Interest, net                                       (7,546)         (8,477)
 Other, net                                             737           1,621
                                                  ---------       ---------
                                                     (6,809)         (6,856)

        Income before income taxes                    2,492           3,576

Income taxes                                          1,264           2,510
                                                  ---------       ---------
Net income                                        $   1,228       $   1,066
                                                  =========       =========

See accompanying notes.

       5 of 20

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity

                                (Unaudited)
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance at December 31, 2001 $      1  $ 65,949  $ 18,112  $ (2,136) $ 81,926
Net income                          -         -     3,217         -     3,217
                             --------- --------- --------- --------- ---------
Balance at June 30, 2002     $      1  $ 65,949  $ 21,329  $ (2,136) $ 85,143
                             ========= ========= ========= ========= =========

See accompanying notes.

       6 of 20

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)
                                                  Six Months Ended June 30,
                                                     2001            2002
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  6,196        $  3,217
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     12,222          10,694
  Deferred taxes                                     1,013            (906)
  Gain on disposal of fixed asset                        -          (2,733)
  Extraordinary gain on extinguishment of debt      (3,850)              -
   Changes in operating assets and liabilities:
    Restricted cash                                      -          10,414
    Accounts receivable                             (3,469)        (16,130)
    Inventories                                     (4,424)        (10,747)
    Prepaid expenses and other current assets         (494)          1,148
    Income taxes payable                            (3,224)          3,449
    Accounts payable and accrued expenses             (286)         18,183
    Other, net                                         161            (751)
                                                  --------        --------
Net cash provided by operating activities            3,845          15,838

Investing activities
 Capital expenditures                               (1,848)         (1,893)
 Proceeds from disposal of fixed asset                   -           3,000
 Acquisition of Baton Rouge plant                        -         (11,708)
                                                  --------        --------
Net cash used in investing activities               (1,848)        (10,601)

Financing activities
 Repayment of long-term debt                       (14,840)        (15,790)
 Additions to long-term debt                        12,509          24,941
 Capitalized financing costs                             -          (1,215)
                                                  --------        --------
Net cash (used) provided by financing activities    (2,331)          7,936
                                                  --------        --------
Increase in cash and cash equivalents                 (334)         13,173
Cash and cash equivalents at beginning of period    11,239          12,186
                                                  --------        --------
Cash and cash equivalents at end of period        $ 10,905        $ 25,359
                                                  ========        ========

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of the Baton Rouge Plant, the Company issued notes payable in an aggregate principal amount of $20,000,000 on March 27, 2002 which are not reflected in investing or finacing activities for the six months ended June 30, 2002.

See accompanying notes.

       7 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)


1.  Organization and Basis of Presentation

Great Lakes Acquisition Corp. (the "Company") through its wholly-owned operating subsidiary, Great Lakes Carbon Corporation ("GLC"), is the largest producer of calcined petroleum coke ("CPC") supplying customers principally in the aluminum industry. It is 98.56% owned by American Industrial Capital Fund II, L.P. ("AIP").

Certain prior year amounts may have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, File No. 333-59541.

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

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.
       8 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)


Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of this Statement upon its effective date and restate its financial statements accordingly.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

3.  Restricted Cash

Funds that are legally restricted as to withdrawal or usage are shown as restricted cash. At December 31, 2001, $10,414,000 were set aside under an escrow agreement with AIP to settle a finders fee claim arising from the acquisition of the Company in 1998. On March 22, 2002, a payment in the amount of approximately $10,300,000 was made to settle the claim.

4.  Inventories

Inventories are as follows:

                                       December 31,      June 30,
                                          2001             2002
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  24,696        $  46,991
     Finished goods                       14,307           17,978
     Supplies and spare parts              7,611            8,069
                                       ---------        ---------
                                       $  46,614        $  73,038
                                       =========        =========

5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $177,000 and $1,390,000 at December 31, 2001 and $646,000 and $245,000 at
June 30, 2002, respectively.

6.  Long-Term Debt

At June 30, 2002, approximately 61% of the outstanding 13 1/8% Senior Discount Debentures had been purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures is shown net of the amount held by GLC.

7.  Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company completed the impairment test of the valuation of goodwill as of January 1, 2002 and based upon the results, there was no impairment. The Company intends to perform its annual review of goodwill on December 31, 2002. The carry value of goodwill was $162,799,000 at December 31, 2001 and June 30, 2002.

Net income results reflecting goodwill that is no longer being amortized to selling, general and administrative expense is as follows:

                                 Six Months Ended       Three Months Ended
                                     June 30,                 June 30,
                                  2001      2002           2001      2002
                               ---------  ---------     ---------  ---------
                                               (In thousands)
Reported net income            $  6,196   $  3,217      $  1,228   $  1,066
Goodwill amortization             2,237          -         1,119          -
                               ---------  ---------     ---------  ---------
Adjusted net income            $  8,433   $  3,217      $  2,347   $  1,066
                               =========  =========     =========  =========
       9 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)


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

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.
       10 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)

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
                                                                   ==========

-----------------------------------------------------------------------------
                        Six Months ended June 30, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $ 108,989  $  18,319  $   5,389  $    788  $ 133,485
  Cost of goods sold      (88,303)   (13,715)    (3,890)   (4,073)  (109,981)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  20,686  $   4,604  $   1,499  $ (3,285)    23,504
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (5,653)
  Interest expense, net                                              (16,081)
  Other income (expense)                                               7,167
                                                                   ----------
  Income before income taxes                                       $   8,937
                                                                   ==========
       11 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)

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
                                                                   ==========

-----------------------------------------------------------------------------
                         Quarter ended June 30, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  69,498  $   9,892  $     857  $    304  $  80,551
  Cost of goods sold      (57,857)    (7,025)      (541)   (1,987)   (67,410)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  11,641  $   2,867  $     316  $ (1,683)    13,141
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (2,709)
  Interest expense, net                                               (8,477)
  Other income (expense)                                               1,621
                                                                   ----------
  Income before income taxes                                       $   3,576
                                                                   ==========
       12 of 20
                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2002
                                 (Unaudited)


9.  Acquisition

On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. On June 28, 2002, Alcoa paid GLC approximately $11.4 million (including accrued interest of $137,000) to satisfy the working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million. The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity from 1.6 million tons to 2.3 million tons, thereby solidifying its position as CPC industry leader.

Results for the Baton Rouge Plant were included in the statement of operations commencing on April 1, 2002. The purchase price, net of the working capital adjustment, was allocated based on the estimated fair values of the assets acquired and liabilities assumed. The Company is in the process of obtaining an independent appraisal of the fair values in question, therefore, the allocation of the purchase price is subject to refinement. No goodwill was established in connection with this acquisition since the estimated fair value of the assets acquired exceeded the purchase price.

The unaudited pro forma information set forth below, developed as though the acquisition had been completed as of the beginning of the years shown, reflects adjustments to interest expense (for borrowings required to finance the acquisition and certain changes to the terms of existing debt arrangements), depreciation and amortization expense (set to reflect the new accounting base of the assets recorded) and income tax effect based upon the Company's historical effective rates.

                                 Six Months Ended       Three Months Ended
                                     June 30,                 June 30,
                                  2001      2002           2001      2002
                               ---------  ---------     ---------  ---------
                                               (In thousands)
Net sales                      $ 177,100  $ 159,232     $  85,625  $  80,551
Income before income taxes
 and extraordinary item            6,955      8,522         3,872      3,576
Net income                         7,141      3,050         1,908      1,066

The pro forma information, as presented here, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001 or 2002, nor should it be considered indicative of future results. It gives effect only to the adjustments noted above, and does not reflect management's estimate of potential cost savings or other benefits arising from the acquisition.

10.  Extraordinary Item

The six month period ended June 30, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).
       13 of 20

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

        On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. On June 28, 2002, Alcoa paid GLC approximately $11.4 million (including accrued interest of $137,000) to satisfy the working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million.
        The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity from
1.6 million tons to 2.3 million tons.
        The Baton Rouge Plant, situated on 55 acres of owned property, has four kilns and can receive and ship material by truck or rail and has ready access to barge or ocean-going vessel transportation. It is operated by a workforce numbering 64 at June 30, 2002, including 44 hourly employees covered by an interim collective bargaining agreement with the United Steelworkers of America which expires on September 30, 2002. While the Company anticipates that a new agreement will be successfully negotiated by the expiry date, it is prepared to operate the facility without interruption under any eventuality.

        As used in this document, Adjusted EBITDA represents operating income before depreciation and AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used by management as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
       14 of 20

Results of Operations

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

        The Company's net sales for the quarter ended June 30, 2002 increased 27.1% to $80.6 million from $63.4 million in the comparable 2001 period. Net sales of anode grade CPC increased 46.8% to $69.5 million, net sales of industrial grade CPC decreased 16.9% to $9.9 million and net sales of RPC decreased 76.1% to $0.9 million.
        The increase in anode grade CPC net sales was primarily the result of a 48.4% increase in sales volume to 461,468 tons only slightly offset by a 1.1% decrease in average per ton selling prices. The increase in sales volume was almost completely attributable to shipments from the newly purchased Baton Rouge Plant.
        The decrease in industrial grade CPC net sales was the result of an 11.6% decrease in sales volume to 77,005 coupled with a 6.1% decline in average per ton selling prices. Lower shipments to the titanium dioxide and chemical markets and reduced prices across most product lines were the main factors contributing to the decline.
        The decrease in RPC net sales was primarily the result of a 48.0% decrease in sales volume to 31,263 tons. Because the Baton Rouge plant is a large consumer of the RPC product, the quantity available for resale to third parties decreased. Increased internal consumption is expected to significantly reduce the level of future RPC trading.
        The Company's gross profit for the second quarter decreased by 8.4% to $13.1 million from $14.4 million in 2001. The decrease in gross profit was due to a 37.5% increase in cost of goods sold only partially offset by the 27.1% increase in sales discussed above. The increase in cost of goods sold was the result of higher sales volume augmented by higher average per ton costs. The per ton cost increase was principally due to higher raw material prices and relatively greater logistical costs at the newly acquired Baton Rouge facility. Tight anode grade RPC supply, particularly in the United States Gulf coast, continued to impact RPC costs.
        Operating income increased 12.2% to $10.4 million from $9.3 million in the prior year quarter. The increase in operating income was due to a 46.4% decrease in selling, general and administrative expenses offset partially by the decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission, compensation and travel and entertainment expenses.
        Income before income taxes increased 43.5% to $3.6 million from $2.5 million in the comparable 2001 period. The improvement was due to the increase in operating income discussed above slightly offset by an increase in other expense. The increase in other expense was due mainly to an increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge Plant which was almost completely offset by an increase in other income, the most significant component of which was foreign currency exchange gains arising from the devaluation of the Argentine peso.
        The Company's effective tax rate increased to 70.2% from 50.7% in the 2001 period mainly as a result of the tax effect of foreign currency gains in the tax provision of foreign operations.
        As a result of the factors discussed above, net income for the quarter ended June 30, 2002 decreased 13.2% to $1.1 million from $1.2 million in 2001.
        Adjusted EBITDA for the second quarter increased 2.7% to $15.8 million from $15.4 million in 2001 due to the increase in operating income discussed above and a decrease to the add-back adjustment for depreciation/amortization of $0.6 million (mainly due to the elimination of goodwill amortization as previously noted).
       15 of 20

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

        The Company's net sales for the six months ended June 30, 2002 increased 3.4% to $133.5 million from $129.1 million in the comparable 2001 period. Net sales of anode grade CPC increased 16.4% to $109.0 million, net sales of industrial grade CPC decreased 27.9% to $18.3 million and net sales of RPC decreased 38.9% to $5.4 million.
        The increase in anode grade CPC net sales was primarily the result of a 16.6% increase in sales volume to 722,305 tons barely offset by a 0.2% decrease in average per ton selling prices. The increase in sales volume was attributable to shipments, beginning April 2002, from the newly purchased
Baton Rouge Plant which mitigated the dual effects, especially pronounced in the first quarter, of reduced aluminum demand and a back-heavy shipments schedule in 2002.
        The decrease in industrial grade CPC net sales was the result of a 25.6% decrease in sales volume to 141,039 tons coupled with a 3.1% decrease in average selling prices. Lower shipments to the titanium dioxide and chemical markets and reduced prices across most product lines were the main factors contributing to the decline.
        The decrease in RPC net sales was primarily the result of a 31.0% decrease in sales volume to 97,527 tons and an 11.4% decrease in average per ton selling prices. Because the Baton Rouge plant is a large consumer of the RPC product, the quantity available for resale to third parties decreased in the period subsequent to the purchase of the plant. Increased internal consumption is expected to significantly reduce the level of future RPC trading.
        The Company's gross profit for the year-to-date period decreased by 18.3% to $23.5 million from $28.8 million in 2001. The decrease in gross profit was due to a 9.6% increase in cost of goods sold that was only partially offset by the 3.4% increase in sales discussed above. The increase in cost of goods sold was due mainly to higher average per ton costs augmented slightly by the volume increase. The per ton cost increase was principally due to higher raw material prices and relatively greater logistical costs at the newly acquired Baton Rouge facility. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
         Operating income decreased 6.7% to $17.9 million from $19.1 million in the prior year period. The decrease in operating income was due to the decrease in gross profit discussed above offset by a decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission, compensation and travel and entertainment expenses.
        Income before income taxes and extraordinary item increased 79.3% to $8.9 million from $5.0 million in the comparable 2001 period. The improvement was due to an increase in other income offset by the decline in operating income discussed above. The increase in other income was due mainly to a gain on the sale of certain lease rights to a storage shed (which had been sub-let to the buyer since the 1980's) and foreign currency exchange gains related to devaluation of the Argentine peso offset by an increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge Plant.
        The Company's effective tax rate increased to 64.0% in 2002 from 52.9% in the corresponding 2001 mainly as a result of the tax effect of foreign currency gains in the tax provision of foreign operations.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized in the prior year period.
        As a result of the factors discussed above, net income for the six months ended June 30, 2002 decreased 48.1% to $3.2 million from $6.2 million in 2001.
        Adjusted EBITDA for the year-to-date period decreased by 9.4% to $28.3 million from $31.3 million in 2001 due to the decrease in operating income discussed above and a decrease to the add-back adjustment for depreciation/ amortization of $1.6 million (mainly due to the elimination of goodwill amortization as previously noted).
       16 of 20

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are essentially U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2002 will be approximately $5.0 million.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture the Company may, at its option, through May 15, 2003, make up to four semiannual interest payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%. Thus far, the Company has exercised its pay-in-kind option in connection with the November 15, 2001, May 15, 2002 and November 15, 2002 payments, and, as a condition to obtaining incremental term loan financing for the Baton Rouge Plant acquisition under its existing credit agreement, further discussed below, has committed to make the May 15, 2003 interest payment through the issuance of additional notes.
        On March 27, 2002, the Company secured incremental term loans under each of its three existing single tranche loans maturing on May 31, 2004, 2005 and 2006 in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant.
The incremental loans amortize and mature in conformity with the terms of the tranches to which they were added. At the close of the Baton Rouge Plant transaction, the amount payable under each such tranche was $30.8 million, $25.1 million and $24.3 million, respectively. In consideration for the issuance of the incremental term loans, credit facility interest rate margins were increased between 1.25% to 1.50%.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and the issuance of additional pay-in-kind notes. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of August 9, 2002, no funds had been drawn down, and approximately $0.9 million in letters of credit were outstanding under this facility.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 13 1/8% Senior Discount Debentures or the 10 1/4% Senior Subordinated Notes issued by GLC.
       17 of 20

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

        In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 2002. SFAS
No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of this Statement upon its effective date and restate its financial statements accordingly.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.
       18 of 20

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

Item 6.   Exhibits and Reports on Form 8-K

  (a)  List of Exhibits:

  Not applicable.

  (b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Commission during the three months ended June 30, 2002.
       19 of 20
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Great Lakes Acquisition Corp.
Date: 8/9/02                                     By:  /s/JAMES D. MCKENZIE
                                                 -----------------------------
                                                 James D. McKenzie, President
                                                 and Chief Executive Officer


                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Acquisition Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: 8/9/02                                     /s/JAMES D. MCKENZIE
                                                 -----------------------------
                                                 President and
                                                 Chief Executive Officer

Date: 8/9/02                                     /s/ADELA I. ROBLES
                                                 -----------------------------
                                                 Controller and Assistant
                                                  Secretary,
                                                 Chief Financial Officer
       20 of 20