Form 10-Q
period 2002-09-30
GREAT LAKES ACQUISITION CORP
filed 2002-11-14
CIK 1066256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

     Commission File Number:                      333-59541


                         GREAT LAKES ACQUISITION CORP.
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

                         GREAT LAKES ACQUISITION CORP.

FORM 10-Q                                                   September 30, 2002
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2001 and September 30, 2002. . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the nine months ended September 30, 2001 and 2002 . . . . . 4
          For the three months ended September 30, 2001 and 2002. . . . . 5

          Condensed Consolidated Statements of Stockholders' Equity -
          For the nine months ended September 30, 2002. . . . . . . . . . 6

          Condensed Consolidated Statements of Cash Flows -
          For the nine months ended September 30, 2001 and 2002 . . . . . 7

          Notes to Condensed Consolidated Financial Statements. . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . .20

 Item 4.  Procedures and Controls. . . . . . . . . . . . . . . . . . . . 20

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 21

 Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . 21

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 21

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 21

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 21

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                 (Unaudited)
                                                   December 31,  September 30,
                                                       2001          2002
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 12,186      $ 14,869
 Restricted cash                                       10,414             -
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2001 and 2002                    27,452        53,154
 Inventories                                           46,614        65,504
 Prepaid expenses and other current assets              3,767         3,772
                                                     --------      --------
        Total current assets                          100,433       137,299

Property, plant and equipment, net                    177,467       186,694

Goodwill                                              162,799       162,799
Capitalized financing costs                            11,138        10,295
Other assets                                            1,971         1,838
                                                     --------      --------
Total assets                                         $453,808      $498,925
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                    $ 12,818      $ 24,263
 Accrued expenses                                      18,835        11,695
 Income taxes payable                                     809         5,403
 Current portion of long-term debt                     19,578        35,710
                                                     --------      --------
        Total current liabilities                      52,040        77,071

Long-term debt, less current portion                  263,135       280,374
Other long-term liabilities                             9,764         9,472
Deferred taxes                                         46,943        45,558

Stockholders' equity:
 Common Stock, par value $0.01 per share;
  authorized 92,000 shares, issued and
  outstanding 65,950 shares                                 1             1
 Additional paid-in capital                            65,949        65,949
 Retained earnings                                     18,112        22,636
 Accumulated other comprehensive loss                  (2,136)       (2,136)
                                                     --------      --------
        Total stockholders' equity                     81,926        86,450
                                                     --------      --------
Total liabilities and stockholders' equity           $453,808      $498,925
                                                     ========      ========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                               Nine Months Ended September 30,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 192,129       $ 217,278
Cost of goods sold                                  150,640         176,151
                                                  ---------       ---------
        Gross profit                                 41,489          41,127

Selling, general and administrative expenses         14,456           8,725
                                                  ---------       ---------
        Operating income                             27,033          32,402

Other income (expense):
 Interest, net                                      (22,828)        (24,335)
 Other, net                                           1,259           3,620
                                                  ---------       ---------
                                                    (21,569)        (20,715)

        Income before income taxes and
          extraordinary item                          5,464          11,687

Income taxes                                          3,118           7,163
                                                  ---------       ---------
        Income before extraordinary item              2,346           4,524

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073               3,850               -
                                                  ---------       ---------
Net income                                        $   6,196       $   4,524
                                                  =========       =========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                              Three Months Ended September 30,
                                                     2001            2002
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  62,999       $  83,793
Cost of goods sold                                   50,264          66,170
                                                  ---------       ---------
        Gross profit                                 12,735          17,623

Selling, general and administrative expenses          4,844           3,072
                                                  ---------       ---------
        Operating income                              7,891          14,551

Other income (expense):
 Interest, net                                       (7,685)         (8,254)
 Other, net                                             274          (3,547)
                                                  ---------       ---------
                                                     (7,411)        (11,801)

        Income before income taxes                      480           2,750

Income taxes                                            480           1,443
                                                  ---------       ---------
Net income                                        $       -       $   1,307
                                                  =========       =========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity

                                (Unaudited)
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance-December 31, 2001    $      1  $ 65,949  $ 18,112  $ (2,136) $ 81,926
Net income                          -         -     4,524         -     4,524
                             --------- --------- --------- --------- ---------
Balance-September 30, 2002   $      1  $ 65,949  $ 22,636  $ (2,136) $ 86,450
                             ========= ========= ========= ========= =========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)
                                               Nine Months Ended September 30,
                                                     2001            2002
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  6,196        $  4,524
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     18,334          16,268
  Deferred taxes                                      (538)         (1,385)
  Gain on disposal of fixed asset                        -          (2,733)
  Extraordinary gain on extinguishment of debt      (3,850)              -
   Changes in operating assets and liabilities:
    Restricted cash                                      -          10,414
    Accounts receivable                             (4,011)        (25,702)
    Inventories                                     (5,082)         (3,213)
    Prepaid expenses and other current assets       (1,099)             (5)
    Income taxes payable                            (2,458)          4,594
    Accounts payable and accrued expenses           (2,929)            336
    Other, net                                         321            (476)
                                                  --------        --------
Net cash provided by operating activities            4,884           2,622

Investing activities
 Capital expenditures                               (2,841)         (3,387)
 Proceeds from disposal of fixed asset                   -           3,000
 Acquisition of Baton Rouge plant                        -         (11,708)
                                                  --------        --------
Net cash used in investing activities               (2,841)        (12,095)

Financing activities
 Repayment of long-term debt                       (18,376)        (19,673)
 Additions to long-term debt                        18,214          33,044
 Capitalized financing costs                             -          (1,215)
                                                  --------        --------
Net cash (used) provided by financing activities      (162)         12,156
                                                  --------        --------
Increase in cash and cash equivalents                1,881           2,683
Cash and cash equivalents at beginning of period    11,239          12,186
                                                  --------        --------
Cash and cash equivalents at end of period        $ 13,120        $ 14,869
                                                  ========        ========

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of the Baton Rouge Plant, the Company issued notes payable in an aggregate principal amount of $20,000,000 on March 27, 2002 which are not reflected in investing or finacing activities for the nine months ended September 30, 2002.

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)


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

2.  Accounting Pronouncements

Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Business Combinations."  SFAS
No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.
The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)


Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

3.  Restricted Cash

Funds that are legally restricted as to withdrawal or usage are shown as restricted cash. At December 31, 2001, $10,414,000 were set aside under an escrow agreement with AIP to settle a finders fee claim arising from the acquisition of the Company in 1998. On March 22, 2002, a payment in the amount of approximately $10,300,000 was made to settle the claim.

4.  Inventories

Inventories are as follows:

                                                   December 31,  September 30,
                                                       2001          2002
                                                     ---------     ---------
                                                         (In thousands)

     Raw materials                                   $ 24,696      $ 44,028
     Finished goods                                    14,307        13,393
     Supplies and spare parts                           7,611         8,083
                                                     ---------     ---------
                                                     $ 46,614      $ 65,504
                                                     =========     =========

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)


5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $177,000 and $1,390,000 at December 31, 2001 and $1,119,000 and $903,000 at
September 30, 2002, respectively.

6.  Long-Term Debt

At September 30, 2002, approximately 61% of the outstanding 13 1/8% Senior Discount Debentures have been purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures is shown net of the amount held by GLC.

7.  Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company completed the impairment test of the valuation of goodwill as of January 1, 2002 and based upon the results, there was no impairment. The Company intends to perform its annual review of goodwill on December 31, 2002. The carrying value of goodwill was $162,799,000 at December 31, 2001 and September 30, 2002.

Net income results reflecting goodwill that is no longer being amortized to selling, general and administrative expense is as follows:

                                Nine Months Ended       Three Months Ended
                                  September 30,            September 30,
                                  2001      2002           2001      2002
                               ---------  ---------     ---------  ---------
                                               (In thousands)
Net income as reported         $  6,196   $  4,524      $      -   $  1,307
Goodwill amortization             3,355          -         1,118          -
                               ---------  ---------     ---------  ---------
Pro forma net income           $  9,551   $  4,524      $  1,118   $  1,307
                               =========  =========     =========  =========

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)


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

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)

-----------------------------------------------------------------------------
                    Nine months ended September 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $ 140,381  $  38,250  $  11,866  $  1,632  $ 192,129
  Cost of goods sold     (106,867)   (28,192)   (10,473)   (5,108)  (150,640)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  33,514  $  10,058  $   1,393  $ (3,476)    41,489
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                           (14,456)
  Interest expense, net                                              (22,828)
  Other income (expense)                                               1,259
                                                                   ----------
  Income before income taxes
   and extraordinary item                                          $   5,464
                                                                   ==========

-----------------------------------------------------------------------------
                    Nine months ended September 30, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $ 181,205  $  28,227  $   6,948  $    898  $ 217,278
  Cost of goods sold     (145,692)   (20,846)    (4,221)   (5,392)  (176,151)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  35,513  $   7,381  $   2,727  $ (4,494)    41,127
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (8,725)
  Interest expense, net                                              (24,335)
  Other income (expense)                                               3,620
                                                                   ----------
  Income before income taxes                                       $  11,687
                                                                   ==========

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)

-----------------------------------------------------------------------------
                       Quarter ended September 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  46,740  $  12,840  $   3,049  $    370  $  62,999
  Cost of goods sold      (36,375)    (9,717)    (2,470)   (1,702)   (50,264)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  10,365  $   3,123  $     579  $ (1,332)    12,735
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (4,844)
  Interest expense, net                                               (7,685)
  Other income (expense)                                                 274
                                                                   ----------
  Income before income taxes                                       $     480
                                                                   ==========

-----------------------------------------------------------------------------
                      Quarter ended September 30, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  72,216  $   9,908  $   1,559  $    110  $  83,793
  Cost of goods sold      (57,866)    (6,653)      (331)   (1,320)   (66,170)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  14,350  $   3,255  $   1,228  $ (1,210)    17,623
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (3,072)
  Interest expense, net                                               (8,254)
  Other income (expense)                                              (3,547)
                                                                   ----------
  Income before income taxes                                       $   2,750
                                                                   ==========

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2002
                                 (Unaudited)


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

                                Nine Months Ended       Three Months Ended
                                  September 30,            September 30,
                                  2001      2002           2001      2002
                               ---------  ---------     ---------  ---------
                                               (In thousands)
Net sales                      $ 257,960  $ 243,025     $  80,860  $  83,793
Income before income taxes
 and extraordinary item            8,902     11,272         1,947      2,750
Net income                         7,977      4,357           836      1,307

The pro forma information, as presented here, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001 or 2002, nor should it be considered indicative of future results. It gives effect only to the adjustments noted above, and does not reflect management's estimate of potential cost savings or other benefits arising from the acquisition.

10.  Extraordinary Item

The nine month period ended September 30, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).

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

        On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. On June 28, 2002, Alcoa paid GLC approximately $11.4 million (including accrued interest of $137,000) to satisfy the working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million.
        The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity from
1.6 million tons to 2.3 million tons.
        The Baton Rouge Plant, situated on 55 acres of owned property, has four kilns and can receive and ship material by truck or rail and has ready access to barge or ocean-going vessel transportation. It is operated by a workforce numbering 62 at September 30, 2002, including 42 hourly employees covered by new collective bargaining agreement with the United Steelworkers of America that was ratified on October 27, 2002 and expires on September 30, 2005.

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

Results of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

        The Company's net sales for the quarter ended September 30, 2002 increased 33.0% to $83.8 million from $63.0 million in the comparable 2001 period. Net sales of anode grade CPC increased 54.5% to $72.2 million, net sales of industrial grade CPC decreased 22.8% to $9.9 million and net sales of RPC decreased 48.9% to $1.6 million.
        The increase in anode grade CPC net sales was primarily the result of a 60.1% increase in sales volume to 483,558 tons slightly offset by a 3.5% decrease in average per ton selling prices. The increase in sales volume was attributable to continued strong demand from aluminum producers and shipments from the newly purchased Baton Rouge Plant.
        The decrease in industrial grade CPC net sales was the result of a 16.3% decrease in sales volume to 82,536 coupled with a 7.8% decline in average per ton selling prices. Lower shipments to the titanium dioxide market and reduced prices across most product lines were the main factors contributing to the decline.
        The decrease in RPC net sales was primarily the result of a 40.7% decrease in average per ton selling prices and a 13.8% decrease in sales volume to 29,909 tons. Because the Baton Rouge plant is a large consumer of the RPC product, the quantity available for resale to third parties decreased. This increased internal consumption is expected to significantly reduce the level of future RPC trading.
        The Company's gross profit for the third quarter increased by 38.4% to $17.6 million from $12.7 million in 2001. The increase in gross profit was due to the 33.0% increase in sales discussed above only partially offset by a 31.6% increase in cost of goods sold. The increase in cost of goods sold was the result of the higher sales volume offset by lower average per ton costs. The per ton cost decrease was principally attributable to a one-time raw material price concession related to the renegotiation on a dollar basis of an Argentine contract converted to Peso-based pricing when that currency was devalued at the end of 2001.
        Operating income increased 84.4% to $14.6 million from $7.9 million in the prior year quarter. The increase in operating income was due to the increase in gross profit discussed above coupled with a 36.6% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission and travel expenses.
        Income before income taxes increased 472.9% to $2.8 million from $0.5 million in the comparable 2001 period. The improvement was due to the increase in operating income discussed above partially offset by an increase in other expense. The increase in other expense was due mainly to foreign currency exchange losses related to the Argentine peso and an increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge Plant.
        The Company's effective tax rate was 52.5% for the current year period. As a result of the minimal income before income taxes in the prior year quarter, the 2001 effective tax rate was 100%.
        As a result of the factors discussed above, net income for the quarter ended September 30, 2002 increased to $1.3 million from nil in 2001.
        Adjusted EBITDA for the third quarter increased 42.3% to $19.9 million from $14.0 million in 2001 due to the increase in operating income discussed above offset by a decrease to the add-back adjustment for depreciation/ amortization of $0.7 million (mainly due to the elimination of goodwill amortization as previously noted).

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

        The Company's net sales for the nine months ended September 30, 2002 increased 13.1% to $217.3 million from $192.1 million in the comparable 2001 period. Net sales of anode grade CPC increased 29.1% to $181.2 million, net sales of industrial grade CPC decreased 26.2% to $28.2 million and net sales of RPC decreased 41.4% to $6.9 million.
        The increase in anode grade CPC net sales was primarily the result of a 30.9% increase in sales volume to 1,205,863 tons barely offset by a 1.4% decrease in average per ton selling prices. The increase in sales volume was attributable to shipments, beginning April 2002, from the newly purchased Baton Rouge Plant and otherwise heavy shipments in the 2002 quarter.
        The decrease in industrial grade CPC net sales was the result of a 22.4% decrease in sales volume to 223,575 tons coupled with a 4.9% decrease in average selling prices. Lower shipments to the titanium dioxide and reduced prices across most product lines were the main factors contributing to the decline.
        The decrease in RPC net sales was primarily the result of a 27.6% decrease in sales volume to 127,436 tons and an 19.1% decrease in average per ton selling prices. Because the Baton Rouge plant is a large consumer of the RPC product, the quantity available for resale to third parties decreased in the periods subsequent to the purchase of the plant. Increased internal consumption is expected to significantly reduce the level of future RPC trading.
        The Company's gross profit for the year-to-date period, at $41.1 million, was virtually unchanged from the $41.5 million achieved in 2001. The 13.1% increase in sales discussed above was outpaced by a 16.9% increase in cost of goods sold. The increase in cost of goods sold was the result of the higher sales volume and higher average per ton costs, due to continued tight anode grade RPC supply, particularly on the United States Gulf coast. This cost increase was mitigated somewhat by a one-time raw material price concession related to the renegotiation on a dollar basis of an Argentine contract converted to Peso-based pricing when that currency was devalued at the end of 2001.
         Operating income increased 19.9% to $32.4 million from $27.0 million in the prior year period. The increase in operating income was due to a 39.6% decrease in selling, general and administrative expenses offset by the slight decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission and travel expenses.
        Income before income taxes and extraordinary item increased 113.9% to $11.7 million from $5.5 million in the comparable 2001 period. The increase was due to the improvement in operating income discussed above and higher other income. The increase in other income was due mainly to a gain on the sale of certain lease rights to a storage shed (which had been sub-let to the buyer since the 1980's) and foreign currency exchange gains related to the devaluation of the Argentine peso, offset by lower Argentine export tax refunds and an increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge Plant.
        The Company's effective tax rate increased to 61.3% in 2002 from 57.1% in the corresponding 2001 mainly as a result of the tax effect of foreign currency gains in the tax provision for foreign operations.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized in the prior year period.
        As a result of the factors discussed above, net income for the nine months ended September 30, 2002 decreased 27.0% to $4.5 million from $6.2 million in 2001.
        Adjusted EBITDA for the year-to-date period increased by 6.5% to $48.2 million from $45.2 million in 2001 due to the increase in operating income discussed above offset by a decrease to the add-back adjustment for depreciation/amortization of $2.3 million (mainly due to the elimination of goodwill amortization as previously noted).

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are essentially U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2002 will be approximately $5.5 million.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture the Company may, at its option, through May 15, 2003, make up to four semiannual interest payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%. The Company has exercised its pay-in-kind option with respect to payments starting from November 15, 2001 through May 15, 2003, the last one of which was a condition to obtaining incremental term loan financing for the Baton Rouge Plant acquisition under its existing credit agreement, further discussed below.
        On March 27, 2002, the Company secured incremental term loans under each of its three existing single tranche loans maturing on May 31, 2004, 2005 and 2006 in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant.
The incremental loans amortize and mature in conformity with the terms of the tranches to which they were added. In consideration for the issuance of the incremental term loans, credit facility interest rate margins were increased between 1.25% to 1.50%.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and the issuance of additional pay-in-kind notes. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of November 8, 2002, no funds had been drawn down, and approximately $0.9 million in letters of credit were outstanding under this facility.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 13 1/8% Senior Discount Debentures or the 10 1/4% Senior Subordinated Notes issued by GLC.

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

        In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Refer to the Company's annual report on Form 10-K dated April 1, 2002.

Item 4.  Procedures and Controls

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  Refer to the Company's annual report on Form 10-K dated April 1, 2002.

Item 2.   Change in Securities

  Not applicable.

Item 3.   Defaults Upon Senior Securities

  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.   Other Information

  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  List of Exhibits:

  Not applicable.

  (b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Commission during the three months ended September 30, 2002.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Great Lakes Acquisition Corp.
Date: 11/8/02                                  By:  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               James D. McKenzie, President
                                               and Chief Executive Officer


                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Acquisition Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: 11/8/02                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 11/8/02                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer

                                CERTIFICATION

I, James D. McKenzie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great Lakes Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/8/02                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

                                CERTIFICATION

I, Adela I. Robles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great Lakes Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/8/02                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer