Form 10-K
period 2002-12-31
GREAT LAKES ACQUISITION CORP
filed 2003-03-28
CIK 1066256

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-K
				 ANNUAL REPORT

		     Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File Number 333-59541

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

     As of March 14 2003, the registrant had outstanding 65,950 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 60

                         GREAT LAKES ACQUISITION CORP.

         Annual Report on Form 10-K for the Year Ended December 31, 2002

                               Table of Contents
                                                                          Page
                                    PART I
Item  1.  Business.........................................................3

Item  2.  Properties.......................................................6

Item  3.  Legal Proceedings................................................7

Item  4.  Submission of Matters to Vote of Security Holders................7

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................7

Item  6.  Selected Financial Data..........................................8

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................9

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......15

Item  8.  Financial Statements and Supplementary Data......................17

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................17

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant...............18

Item 11.  Executive Compensation...........................................19

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................22

Item 13.  Certain Relationships and Related Transactions...................22

Item 14.  Controls and Procedures..........................................23

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..24

Index to Financial Statements.............................................F-1

Schedule I - Parent company-only financial information....................S-1

       2 of 60
                                    PART I

Item 1.  Business

Introduction

        Great Lakes Acquisition Corp. (the "Company" or "GLAC"), through its wholly-owned operating subsidiary Great Lakes Carbon Corporation ("GLC"), is the largest producer of calcined petroleum coke ("CPC") in the world. Anode grade CPC is the principal raw material used in the production of carbon anodes for use in aluminum smelting. Anode grade CPC sales represented 82% of the Company's total 2002 sales. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke ("RPC"), a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        The Company was formed in March 1998 by American Industrial Capital Fund II, L.P. ("AIP"), a private equity fund, which owns 98.56% of its outstanding capital stock.
        On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, Louisiana (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $31.7 million, net of a purchase price adjustment. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003 and incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million.
        The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, increased the Company's total operating capacity to 2.3 million tons from 1.6 million tons. The Company also operates plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina.

Description of Principal Markets

Anode Grade CPC

        Carbon anodes, which are manufactured utilizing anode grade CPC, are used by every primary aluminum smelter in the world as a key component in aluminum smelting pot lines. Carbon anodes act as conductors of electricity and as a source of carbon in the electrolytic cell that reduces alumina into aluminum metal. In this electrochemical aluminum smelting process, the carbon anodes, and hence the CPC, are consumed. Carbon anode manufacturers, predominantly captive operations of aluminum smelting companies, purchase anode grade CPC, mix it with pitch binders, press the mixture into blocks and then bake the mixture to form a finished, hardened carbon anode. The quality of the anode grade CPC, in terms of both its physical and chemical properties, has an effect on carbon anode life, which is an important economic factor in aluminum production, and on the amount of impurities in the finished aluminum metal. Anode grade CPC is approximately 97% pure carbon; however, anode grade CPC does vary based on the content of sulfur and other trace elements in the finished product as well as on its physical properties. GLC produces a full range of anode grade CPC, which is typically sold in bulk shipments, tailored to the specific needs of its aluminum company customers.
        Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. After six years of consecutive growth, aluminum production decreased in 2001 due to shutdowns of smelting capacity, principally in the Pacific Northwest, in response to power costs and the world economic slowdown. In 2002, aluminum production returned to a growth mode, registering an increase of 3.3%. Despite the cutbacks in 2001, the Company has operated at near effective capacity during the periods in question.
        While there are at present no viable substitutes for CPC in carbon anodes, in June 2000, Alcoa confirmed a financial analyst report claiming that it was working on the development of an inert anode, which would eliminate the use of CPC in aluminum smelting. Alcoa stated that significant operating and capital investment savings could be obtained with inert anodes together with
       3 of 60

certain environmental benefits in the form of the reduction and elimination of certain emissions.
        Inert anode development has been pursued for decades by several organizations, including the U.S. Department of Energy ("DOE"). Although various compositions of inert anodes have been explored, as late as 1999 the DOE concluded that no fully acceptable inert materials had yet been revealed. In subsequent statements, Alcoa has indicated that even though their research to date has been encouraging, there was no assurance that the inert anode they are developing would be successful in commercial operation.
        While the research being conducted by Alcoa (and possibly others) is to a large extent confidential, the Company believes that there are many technical barriers to be overcome before this alternative technology becomes commercially viable.

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

Raw Materials and Suppliers

        CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of RPC, the raw material used to produce CPC. RPC is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce RPC. Sales of RPC do not constitute a material portion of oil refiners' revenues. Because a substantial portion of western world petroleum refining capacity is based domestically, the United States has a majority of western world CPC production capacity. CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the RPC utilized in the calcining process. The RPC produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the RPC produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the RPC produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
        The Company purchases a range of RPC from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. RPC is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 2002, the Company purchased approximately 56.5% of its RPC requirements from four petroleum refiners.
       4 of 60

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

Marketing

        The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end-users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
        The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 2002, approximately 39% of the Company's net sales were to U.S.- based customers and approximately 61% were to customers in international markets. Approximately 54.2% of the Company's 2002 net sales were made to four customers with Alcoa accounting for 29.2% of the total.

Competition

        The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality. Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets. GLC is one of four major domestic calciners of anode grade CPC. Two calciners, GLC and Calciner Industries, Inc., are independent. The other calciners are BP Amoco (formerly Atlantic Richfield Co. or Arco), whose petroleum refining operations provide its raw material supply and Venture Coke Company (Venco), which is 50% owned by Conoco, Inc.

Employees

        As of December 31, 2002, the Company employed 315 persons. The Company is a party to collective bargaining agreements at three of its four facilities, covering approximately two-fifths of its employees. A collective bargaining agreement with the International Association of Machinists and Aerospace Workers, covering hourly employees at the Enid, Oklahoma facility, expires on March 1, 2004. A new collective bargaining agreement with the United Steelworkers of America, that was ratified on October 27, 2002 and covers hourly employees at the Baton Rouge, Louisiana facility, expires on September 30, 2005. Certain employees at the La Plata, Argentina facility of Copetro are
       5 of 60

covered by an annual labor contract which basic terms are governed by Argentine federal labor legislation. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

        None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

        The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $1.5 million on capital expenditures related to pollution control facilities in 2002 and anticipates spending approximately $1.6 million and $1.8 million in 2003 and 2004, respectively.
        The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2.  Properties

        The Port Arthur facility has four kilns that have the capacity to produce 700,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the start of 2010. Effective October 20, 2000, an agreement covering the receipt of revenue from the delivery of flue gas to a waste heat recovery facility owned and operated by a third party at the Company's Port Arthur, Texas plant site terminated.
The Company subsequently purchased the heat recovery assets at scrap value and while it maintains the option of restarting the facility, should another interested third party be found, there are no plans to do so at the present. The revenue realized by the Company in connection with this activity, which was treated as a reduction to cost of goods sold, was $2.2 million in 2000.
        The Enid facility has three kilns that have the capacity to produce 500,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 320 acres of property that is owned by the Company.
        The Baton Rouge facility has four kilns that have the capacity to produce 700,000 tons per year of CPC. Situated on 55 acres of owned property, the facility has the capability to receive and ship material by truck or rail and has ready access to barge or ocean-going vessel transportation.
        The La Plata, Argentina facility operated by Copetro has two kilns with the capacity to produce 440,000 tons per year of CPC. The plant is located on 30 acres of leased land at the port of La Plata. The plant has the capability to receive RPC by rail or truck and to ship CPC by truck or ocean-going vessel.
        The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, Texas 77060 under a lease expiring in January 2006.
        The Company's executive office is located in leased space at 551 Fifth Avenue, Suite 3600, New York, New York 10176.
       6 of 60

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

Item 4.  Submission of Matters to Vote of Security Holders

        No matters were submitted for vote of security holders of the Company during the three months ended December 31, 2002.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        (a) There is no established market in which the Company's Common Stock, par value $.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report there were thirteen holders of record of the Company's common stock.
        (c) During 2002, no cash dividends were declared by the Board of Directors. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.
        (d) The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance Under Equity Compensation Plans) is included in Item 12 of this report.
       7 of 60

Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company from May 22, 1998 to December 31, 1998 and for the period then ended and as of and for the years ended December 31, 1999, 2000, 2001 and 2002 and for the predecessor company from January 1, 1998 to May 21, 1998 and for the period then ended. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                     Period    Period
                     Jan.1     May 22
                       to        to
                     May 21    Dec.31          Year Ended December 31,
                      1998      1998      1999      2000      2001      2002
                   --------- --------- ---------- --------- --------- ---------
Statement of
 operations data
------------------
Net sales          $ 92,928  $ 149,733  $247,998  $263,601  $270,554  $307,567
Gross Profit         23,681     39,255    62,751    60,883    54,588    54,615
Operating income     10,611     27,974    42,500    41,031    35,895    42,812
Other expense         2,248     22,071    33,054    32,332    34,077    30,925

Income before
 income tax and
 extraordinary item   8,363      5,903     9,446     8,699     1,818    11,887

Income tax expense    2,839      4,893     4,905     4,790     1,009     7,201

Extraordinary (loss)
 gain, net of tax    (7,113)         -       322     3,804     3,717         -
                   --------- --------- ---------- --------- --------- ---------
Net income (loss)  $ (1,589) $   1,010  $  4,863  $  7,713  $  4,526  $  4,686
                   ========= ========= ========== ========= ========= =========

Adjusted EBITDA(1)
-------------------
Operating income   $ 10,611  $  27,974  $ 42,500  $ 41,031  $ 35,895  $ 42,812
Depreciation and
 amortization         3,443     12,013    20,410    21,708    21,973    18,851
AIP fees & expense        -      1,185     2,305     2,568     2,179     2,032
Prior ownership:
 Fees and expenses    8,831         22         -         -         -         -
 Other related
  agreements            318          -         -         -         -         -
                   --------- --------- ---------- --------- --------- ---------
Total adjusted
 EBITDA            $ 23,203  $  41,194  $ 65,215  $ 65,307  $ 60,047  $ 63,695
                   ========= ========= ========== ========= ========= =========

Balance sheet data
-------------------
Total assets       $182,342  $ 492,886  $476,809  $459,041  $453,808  $490,991
Total long-term
 obligations       $ 31,206  $ 384,355  $365,256  $332,392  $319,094  $340,458

Statement of cash flow data
---------------------------
Cash provided (used) by
Operating
  Activities...... $ 21,844  $  10,719  $ 20,353  $ 31,817  $ 21,233  $ 47,239
Investing
  Activities...... $ (9,058) $(282,173) $ (4,280) $ (4,255) $ (4,183) $(14,191)
Financing
  Activities...... $  4,767  $ 272,751  $(19,374) $(23,425) $(16,103) $(21,791)

(1) Adjusted EBITDA represents operating income before depreciation, amortization, fees and expenses payable to the Company's prior ownership group under agreements which where terminated at the Company's acquisition by AIP on May 22, 1998 and on-going AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used by management as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
       8 of 60

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

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
        The Company recognizes revenue pursuant to sales contracts or purchase orders when products are shipped, at which point title and risk of loss typically passes to the customer. Sales are reported net of sales discounts, returns and allowances.
        Foreign currency financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No. 52, as applied to foreign entity financial statements where the U.S. dollar is determined to be the functional currency, as in the Company's case, requires that monetary assets and liabilities denominated in the local or other foreign currency be remeasured to the U.S. dollars at the exchange rate in affect on the report date. Exchange rate gains and losses from remeasurement are recognized currently in results.
        Inventories are stated at the lower of cost (principally average cost method) or market.
        Long-lived assets, including goodwill, are periodically reviewed for impairment. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.
        The valuation of net periodic pension costs is calculated using actuarial assumptions, including discount rates to reflect the time value of money, rates of increase in future compensation levels, demographic assumptions to determine the probability and timing of benefit payments, and the long-term rate of return on plan assets. At December 31, 2002, the assumptions for the discount rate and long-term rate of return on plan assets used to calculate
       9 of 60

the Company's pension expense were 6.75% and 9.0%, respectively. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation and can have a significant impact on pension expense. For example, a decrease of 1% to the discount rate or to the long-term rate of return on plan assets, would impact pension expense by approximately $114,000 or $132,000, respectively. The recognition of pension assets or liabilities is subject to pension asset performance. At December 31, 2002, the Company increased its pension obligation by $5.3 million, with a corresponding increase (after provision for deferred tax benefit) in accumulated other comprehensive net losses. This increase represented a minimum pension liability adjustment that was required to recognize a liability equal to the excess of accumulated benefit obligations over the market value of the pension assets due to continued decline in market performance. The Company's policy is to make pension contributions for at least the minimum annual amount required by law, which for calendar 2003 will be $764,000.
        The valuation of net periodic postretirement benefit cost is likewise calculated using actuarial assumptions, including discount rates to reflect the time value of money, rates of increase in future compensation levels, demographic assumptions to determine the probability and timing of benefit payments, and the trend in the rate of increase of future health care costs. At December 31, 2002, the discount rate assumption used was 6.75% and the assumption of health care cost trend was 12.5% grading down to 5% by 2008. These assumptions can have a significant impact on the expense recorded. To illustrate, a decrease of 1% to the discount rate or an increase of 1% to the assumed health care cost trend for all years would increase postretirement expense by approximately $174,000 or $176,000, respectively. The Company does not fund these benefits, but rather pays these claims, whether as part of its annual insurance program or as direct reimbursements, as they arise. The total benefits paid in 2002 were approximately $170,000.

Results of Operations

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

        The Company's net sales for the year ended December 31, 2002 increased 13.7% to $307.6 million from $270.6 million in the comparable 2001 period. Net sales of anode grade CPC increased 30.1% to $253.1 million, net sales of industrial grade CPC decreased 17.4% to $44.6 million and net sales of RPC decreased 55.4% to $8.8 million.
        The increase in anode grade CPC net sales was primarily the result of a 38.3% increase in sales volume to 1,654,424 tons partially offset by a 5.9% decrease in average per ton selling prices. The increase in sales volume was attributable to shipments, beginning April 2002, from the newly purchased Baton Rouge Plant, which accounted for 88.9% and 103.8% of the increase in sales volume and net sales, respectively.
        The decrease in industrial grade CPC net sales was the result of a 12.4% decrease in sales volume to 308,715 tons coupled with a 5.7% decrease in average selling prices. Lower shipments to titanium dioxide customers and reduced prices across most product lines were the main factors contributing to the decline.
        The decrease in RPC net sales was primarily the result of a 31.2% decrease in sales volume to 164,236 tons and a 35.2% decrease in average per ton selling prices. Because the Baton Rouge plant is a large consumer of the RPC product, the quantity available for resale to third parties decreased in the periods subsequent to the purchase of the plant. Increased internal consumption is expected to significantly reduce or eliminate future RPC trading activites.
        The Company's gross profit for the year, at $54.6 million, was virtually unchanged from the amount achieved in 2001. The 13.7% increase in sales discussed above was outpaced by a 17.1% increase in cost of goods sold. The increase in cost of goods sold was the result of the higher sales volume and higher average per ton costs, due mainly to continued tight anode grade RPC supply. This cost increase was mitigated slightly by a one-time raw material price adjustment related to the re-establishment on a dollar basis of an Argentine contract automatically converted to Peso-based pricing when that currency was devalued at the end of 2001.
PAGE> 10 of 60

         Operating income increased 19.3% to $42.8 million from $35.9 million in 2001. The increase in operating income was due to a 36.9% decrease in selling, general and administrative expenses and the slight increase in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the elimination of goodwill amortization expense (in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets") and lower commission, travel and employee compensation expenses partially offset by higher insurance costs. Goodwill amortization expense totaled $4.5 million in 2001.
        Income before income taxes and extraordinary item increased 553.9% to $11.9 million from $1.8 million in 2001. The increase was due to the improvement in operating income discussed above and lower other expense. The decrease in other expense was attributable mainly to the absence of a $5.0 million charge related to the settlement of a finders fee claim dating back to the acquisition of the Company by AIP included in other expense in 2001 and a gain on the sale of certain lease rights to a storage shed (which had been sub-let to the buyer since the 1980's) offset in part by increased interest expense, the imposition of Argentine export duties and reduced Argentine export tax refunds. The increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge Plant.
        The Company's effective tax rate increased to 60.6% in 2002 from 55.5% in 2001 mainly as a result of the tax effect of foreign currency gains in the tax provision for foreign operations.
        In addition, 2001 included the recognition of an extraordinary gain on the repurchase of debt of approximately $3,717,000 (net of income tax expense of $2,073,000) for which there was no comparable item in 2002.
        As a result of the factors discussed above, net income for the year ended December 31, 2002 increased 3.5% to $4.7 million from $4.5 million in 2001.
        Adjusted EBITDA for the year increased by 6.1% to $63.7 million from $60.0 million in 2001 due to the increase in operating income discussed above offset by a decrease to the add-back adjustment for depreciation/amortization of $3.1 million (mainly due to the elimination of goodwill amortization as previously noted).

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

        The Company's net sales for the year ended December 31, 2001 increased 2.6% to $270.6 million from $263.6 million in the comparable 2000 period. Net sales of anode grade CPC increased 0.2% to $194.5 million, net sales of industrial grade CPC decreased 2.2% to $54.0 million and net sales of RPC increased 67.8% to $19.8 million.
        The increase in anode grade CPC net sales was primarily the result of a 4.8% increase in average per ton selling prices almost completely offset by a 4.4% decrease in sales volume to 1,196,685 tons. The increase in selling prices was attributable to market recognition of increased CPC supply costs discussed below. The decrease in sales volume was primarily a function of period-to-period scheduling fluctuations.
        The decrease in industrial grade CPC net sales was the result of an 8.5% decrease in sales volume to 352,424 tons partially offset by a 6.9% increase in average selling prices. Volume declines in chemical and recarb accounts out-paced greater shipments to titanium dioxide customers and higher prices across most product lines.
        The increase in RPC net sales was primarily the result of a 89.4% increase in the average per ton selling price offset partially by an 11.4% decrease in sales volume to 238,674 tons. The shipment of higher-priced anode grade RPC, despite lower total volume levels, was the primary reason for the change.
        The Company's gross profit for the year decreased by 10.3% to $54.6 million from $60.9 million in the prior year. The decrease in gross profit was due to higher cost of goods sold that was only partially offset by the increase in sales discussed above. The increase in cost of goods sold was due mainly to higher average per ton raw material costs which were only partially offset by the decline in volume. Tight anode grade RPC supply, particularly in the United States Gulf Coast, was the major factor impacting raw material costs.
       11 of 60

        Operating income decreased 12.5% to $35.9 million from $41.0 million in 2000. The decrease in operating income was due to the decrease in gross profit discussed above offset in part by a 5.8% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower sales commissions, management fees and travel and entertainment expenses.
        Income before income taxes and extraordinary item decreased 79.1% to $1.8 million from $8.7 million in 2000. The decrease was attributable to the decline in operating income discussed above and a $5.0 million charge related to the settlement of a finders fee claim dating back to the acquisition of the Company by AIP included in other expenses offset in part by a $2.7 million decrease in net interest expense. The effects of lower general interest rates and continued debt reduction, which more than offset the additional interest expense incurred in connection with the 10 1/4% Senior Subordinated Notes (the "Notes") payment-in-kind election, were the most significant factors contributing to the lower net interest expense.
        The Company's effective tax rate of 55.5% in 2001 remained essentially unchanged from 2000.
        An extraordinary gain on the repurchase of debt of approximately $3,717,000 (net of income tax expense of $2,073,000) was recognized during 2001 as compared to approximately $3,804,000 (net of income tax expense of $2,048,000) in 2000.
        As a result of the factors discussed above, net income for the year ended December 31, 2001 decreased 41.3% to $4.5 million from $7.7 million in 2000.
        Adjusted EBITDA for the year decreased by 8.1% to $60.0 million from $65.3 million in 2000 due to the decrease in operating income discussed above as add-back adjustments for depreciation/amortization and AIP management fee expenses remained basically unchanged.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality.
        For purposes of evaluating its cash flow, the Company uses a measure, which it refers to as adjusted net income to classify the income component of cash flow from operating activities. Adjusted net income represents net income before depreciation, amortization, deferred taxes and other non-cash items, including acrretions of long-term debt, reflected as reconciling adjustments in the statement of cash flows.
        Net cash provided by operating activities was $47.2 million, $21.2 million and $31.8 million in 2002, 2001 and 2000, respectively. The $26.0 million increase in 2002 was due mainly to a decrease in working capital requirements of $16.3 million attributable primarily to lower levels of restricted cash and inventories and higher taxes payable offset partially by an increase in accounts receivable and the $10.9 million improvement in adjusted net income. The $10.6 million decrease in 2001 was due mainly to an increase in working capital requirements of $17.2 million, of which an increase in inventory of $10.3 million, in response to anticipated continued tightness of anode grade RPC supply in the U.S. Gulf Coast, was the most significant component, offset by the $7.7 million increase in adjusted net income.
        Capital expenditures were $5.5 million, $4.2 million and $4.3 million in 2002, 2001 and 2000, respectively. The increase in 2002 is primarily attributable to capital spending at the Baton Rouge Plant in the period subsequent to the acquisition of the facility.
        Investing activities for 2002 also includes $11.7 million (excluding notes payable in an aggregate principal amount of $20.0 million issued by the Company) paid in connection with the purchase of the Baton Rouge Plant.
        Financing activities for 2002 reflect a net increase in indebtedness for borrowed money of $24.7 million (after taking into account $20.0 million of notes payable shown as a non-cash supplemental item and $25.2 million of
       12 of 60

accretion on the Notes and the 13 1/8% Senior Discount Debentures (the "Debentures") reflected as a non-cash reconciling adjustment to net income on the statement of cash flows). This $24.7 million net increase was made up of a $61.0 million increase to debt obligations, of which approximately $46.6 million was incurred in connection with the acquisition of the Baton Rouge Plant, offset by $36.4 million of debt repayments, including $5.0 million of voluntary prepayments.
        Financing activities in 2001 reflect a net reduction in indebtedness for borrowed money of $0.5 million (after taking into account $15.6 million of accretion on the Notes and the Debentures reflected as a non-cash reconciling adjustment to net income on the statement of cash flows). This $0.5 million net reduction was comprised of $23.9 million of debt repayments, including $4.0 million of voluntary prepayments, offset by a $23.4 million increase to debt obligations, including $7.8 million of short-term working capital borrowings in Argentina.
        Financing activities in 2000 reflect a net reduction in indebtedness for borrowed money of $19.1 million (after taking into account $4.3 million of accretion on the Debentures reflected as a non-cash reconciling adjustment to net income on the statement of cash flows). This $19.1 million net reduction was comprised of $23.5 million of debt repayments, including $11.1 million of voluntary prepayments, offset by a $4.4 million increase to debt obligations, including additional borrowings of $0.1 million.
        The Notes were issued by GLC in May 1998 to finance the acquisition of the Company by AIP. The Notes are unsecured general obligations of the Company and, although not currently guaranteed, require essentially all future domestic subsidiaries of the Company, if any, to be guarantors of the debt. Interest on the Notes is payable semiannually each year on May 15 and November 15. The Notes will mature on May 15, 2008 and are subject to early redemption as set forth under the terms of the indenture. For interest payments due through May 15, 2003, the Company may, at its option, make up to four semiannual payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%. The Company has elected to exercise its pay-in-kind option with respect to the four consecutive payments ending on May 15, 2003, the last two of which were required as a condition to obtaining incremental term loan financing under its existing credit agreement for the acquisition of the Baton Rouge Plant as discussed below.
        The Company is a party to a credit agreement that includes term loans comprised of three initial single tranche loans in an original amount of $50.0 million, $31.0 million and $30.0 million maturing on May 31, 2004, 2005 and 2006, respectively, and a Revolving Credit Facility in effect until May 31, 2003 which provides for borrowings of up to $25.0 million (with a $10 million sub-limit for letters of credit). On March 27, 2002, the Company secured incremental term loans under each existing tranche in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant. The incremental loans amortize and mature in conformity with the existing term loan tranches to which they were added. At December 31, 2002, the amount payable under each such tranche was $19.1 million, $23.3 million and $22.6 million, respectively. In consideration for the issuance of the incremental term loans credit facility interest rate margins were increased between 1.25% to 1.50%. The credit agreement is secured by substantially all the assets of the Company and requires that the Company satisfy certain financial ratios. At March 26, 2003 there were no borrowings under the Revolving Credit Facility and approximately $0.9 million of letters of credit were outstanding.
        The Company is currently reviewing its options with respect to a renewal or an extension of the Revolving Credit Facility.
        The Debentures, issued in May 1998 in conjunction with the acquisition of the Company by AIP, are unsecured general obligations of the Company, subordinated in right of payment to essentially all subsidiary liabilities. No cash interest will be payable on the Debentures until November 15, 2003 but the accreted value will increase (representing amortization of original issue discount) to approximately $56,600,000 through May 15, 2003. The Debentures require the Company to make cash interest payments semiannually commencing in November 2003 of approximately $7,432,000 per year ($3,716,000 in 2003) and a principal payment of approximately $56,600,000 at maturity in May 2009. The Debentures are subject to early redemption as set forth under the terms of the
       13 of 60

indenture. The Company is a holding company and its ability to pay its debt service obligations is dependent upon the receipts of dividends and other distributions from its direct and indirect subsidiaries. The Company does not have, and may not in the future have, any assets other than the common stock of GLC. GLC, in turn is a party to the Notes indenture and the credit agreement each of which imposes substantial restrictions on GLC's ability to pay dividends to the Company.
        Information regarding the Company's contractual obligations at December 31, 2002 is set forth in the table below:

                                  Less than                        More than
(In thousands)           Total     1 year    1-3 Years  3-5 Years   5 Years
                      ---------- ---------- ---------- ---------- ----------
Long-term debt        $  307,360 $   23,677 $   40,743 $   11,017 $  231,923
Capital Leases                25         23          2          -          -
Operating Leases          10,878      1,779      3,355      2,691      3,053
                      ---------- ---------- ---------- ---------- ----------
Total                 $  318,263 $   25,479 $   44,100 $   13,708 $  234,976
                      ========== ========== ========== ========== ==========

        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and other financing sources provided in its debt agreements. The Company's ability to generate cash from operations is highly dependent on revenues and profits from sales of anode grade CPC to the aluminum industry. Changes in anode grade CPC selling prices and sales volumes as well as changes in RPC costs can have a material impact on operating cash flows.
        The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions its Debentures or the Notes issued by GLC.
        The Company is actively considering an offering of its securities (the "New Securities"). Although the contemplated offering would require the retirement of substantially all of Notes and the Debentures, given current market conditions, the Company does not anticipate that the proceeds from such an offering and related transactions would be sufficient to repay all of the Notes and the Debentures. The Company believes that in order to complete these transactions it could offer cash and newly issued junior securities of the Company or its affiliates (the "Junior Securities") in exchange for the Notes, and Junior Securities in exchange for the Debentures. It is anticipated that, as part of the transactions, the Company's existing stockholders would recieve Junior Securities in exchange for their equity interests in the Company, and that the Junior Securities would be exchangeable for New Securities, subject to certain conditions. If the Company pursues these transactions, the New Securities and the Junior Securities will not be registered under the Securities Act of 1933 (the "Act"), and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act. The Company has discussed, and intends to continue to discuss, possible alternatives with holders of the Notes and the Debentures before further pursuing the transactions.

New Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for asset retirement obligations and associated asset retirement costs. The adoption of this Statement will not have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the
       14 of 60

accounting and reporting provisions of Accounting Principals Board Opinion
No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin
No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this Statement upon its effective date and reclassify gains and losses on extinguishment of debt currently treated as extraordinary items to other income or expense.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002. The Company has elected not to adopt the fair value method to account for stock-based compensation. Accordingly, except for modification to certain disclosures, the adoption of SFAF No. 148 did not have a material impact on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant amounts outstanding under its credit agreement that bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. To illustrate, a 10% increase or decrease in the rates in effect for the year ended December 31, 2002 would have resulted in a corresponding increase or decrease in interest expense for the period of $376,000.
        The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such arrangements outstanding at December 31, 2002 or during the year then ended.
       15 of 60

        As a result of the continued decline in the Argentine economy and the decision of the government to default on its foreign debt, all foreign currency trading was suspended on December 22, 2001. The government subsequently announced the devaluation of the Argentine peso, effective January 7, 2002, thus bringing to an end that currency's ten year one-to-one peg to the U.S. dollar. Convertibility to the U.S. dollar is now determined on a free-floating basis in the foreign exchange market.
        While some of its local costs are in Argentine pesos, the Company's Argentine subsidiary, Copetro, essentially purchases all its RPC and sells all of its CPC in U.S. dollars. As a result, the Company has not experienced and does not foresee any material impact on the performance of Copetro due to the devaluation. Although the Argentine authorities have not imposed any measures that have had a significant adverse effect on the Company to date, there can be no assurance that future government actions will not have a negative impact the Company's operations in Argentina.
       16 of 60

Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' reports thereon, are filed as part of this report:

Consolidated Financial Statements:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 2001 and 2002

        Consolidated Statements of Operations for the years ended
        December 31, 2000, 2001 and 2002

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 2001 and 2002

        Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
       17 of 60
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        The following table sets forth the name, age as of March 26, 2003 and position of the persons serving as directors or executive officers of the
Company:

------------------------------------------------------------------------------
Name                Age   Position
------------------  ----  ----------------------------------------------------
James D. McKenzie    58   President and Chief Executive Officer, Director
A. Frank Baca        59   Senior Vice President, Operations and Administration
Robert C. Dickie     54   Vice President, Sales
Craig L. Beilharz    48   Vice President, Raw Materials
Adela I. Robles      46   Controller, Assistant Secretary and Chief Financial
                          Officer
Theodore C. Rogers   68   Non-Executive Chairman of the Board, Director
W. Richard Bingham   67   Director
Kim A. Marvin        41   Director
------------------------------------------------------------------------------

        Each of the Company's directors and executive officers are elected annually and holds office until his or her successor is elected and qualified.
        Mr. McKenzie has served as President and Chief Executive Officer of the Company since June 1995. He served as Executive Vice President of the Company and President of the Calcined Petroleum Coke business of the Company and its predecessor company ("Old GLC") from 1989 to June 1995. From 1971 to 1989, he held a number of positions with Old GLC, including Vice President, General Counsel.
        Mr. Baca has been Senior Vice President, Operations and Administration of the Company since September 1995 and was Vice President, Operations from 1991 to August 1995. Since joining Old GLC in 1967, he has held a number of operating positions, including Plant Manager of the Port Arthur, Texas calcining facility.
        Mr. Dickie has been Vice President, Sales of the Company since September 1995 and was Director of Sales from 1992 to August 1995. He held the position of Plant Manager of Enid, Oklahoma calcining facility for Old GLC from 1989 to 1992. Prior to joining Old GLC in 1989, he spent 15 years with Alumax, holding various positions in aluminum smelting operations.
        Mr. Beilharz has been Vice President, Raw Materials of the Company since April 2000 and was Vice President, Commercial Development of the Company from February 1999 to March 2000. From March 1997 until rejoining the Company in 1999, he served as General Manager, Supply and Trading for Koch Carbon, Inc. Prior to that, he was Manager, Sales and Raw Materials for the Company from 1992 to March 1997. From 1973 to 1992, he held a number of positions in quality control with Old GLC, including Chemist of the Enid, Oklahoma calcining facility.
        Ms. Robles has been Chief Financial Officer since September 2002 and has served as Controller of the Company and of the Calcined Petroleum Coke business of the Company and Old GLC since 1990. From 1981 to 1990, she held numerous positions in accounting and finance with Old GLC.
        Mr. Rogers has served as the Non-Executive Chairman of the Board and Director of the Company since May 1998. He is the Chairman of the Board, a Director and the Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Rogers is also a director of Bucyrus International, Inc., Stanadyne Automotive Corp. and Consoltex Group, Inc.
        Mr. Bingham has served as Director of the Company since May 1998. He is a Director, the President, the Treasurer and the Assistant Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Bingham is also a director of Bucyrus International, Inc., Stanadyne Automotive Corp., MBA Polymers, Inc., Fundimak y Subsidiaries S.A. de C.V. (Sanluis) and Williams Controls, Inc.
       18 of 60

        Mr. Marvin has served as Director of the Company since May 1998. He joined the San Francisco office of American Industrial Partners as a Principal in 1997. From 1994 to 1997, he was an associate in the Mergers & Acquisitions Department of Goldman Sachs & Co. Mr. Marvin is also a director of Bucyrus International, Inc., Stanadyne Automotive Corp. and Consoltex Group, Inc.
        Directors do not receive compensation for their services as directors.

Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 2002, 2001 and 2000 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                                                    Long-term
                                                  Compensation
                                                     Awards
                              Annual Compensation   Securities
                              -------------------   Underlying    All Other
Name and Position        Year   Salary   Bonus(1)   Options(#)  Compensation(2)
------------------------ ---- --------- --------- ------------- ---------------
James D. McKenzie        2002 $ 379,168 $ 205,000         -        $ 5,500
  President and Chief    2001   375,000   206,250         -          5,250
  Executive Officer      2000   343,750   180,000         -          5,250

A. Frank Baca            2002   212,500    88,000         -          5,500
  Senior Vice President, 2001   210,000    84,375         -          5,250
  Operations and Admin.  2000   187,500    79,313         -          5,250

Robert C. Dickie         2002   192,340    82,002         -          4,748
  Vice President, Sales  2001   190,008    77,063         -          4,513
                         2000   171,252    71,438         -          4,512

Craig L. Beilharz        2002   172,180    76,005         -          5,130
  Vice President,        2001   170,016    69,752         -          5,100
  Raw Materials          2000   155,004    57,656         -          4,525

Adela I. Robles
  Controller, Assistant  2002   118,500    35,300         -          3,555
  Secretary and Chief    2001   114,000    30,150         -          3,420
  Financial Officer      2000   100,500    28,201         -          3,015
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

Savings Plans

        The Company currently sponsors two Savings Plans for employees: one for salaried employees and the other for hourly employees covered by the collective bargaining agreements at the Enid, Oklahoma and Baton Rouge, Louisiana plants. Each of the Savings Plans is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and provides that employees may contribute up to $12,000 of base wages to an account in the employee's name. The Company makes contributions to each such employee account of up to 50% of the employee's contributions, subject to a cap of 3% of said employee's base salary.
       19 of 60

Pension Plans

        The Company currently maintains three defined benefit retirement plans for the benefit of its employees; one plan is for hourly employees covered by the collective bargaining agreements at the Enid, Oklahoma and Baton Rouge, Louisiana plants, one is for salaried employees (the "Salaried Plan") and one is a non-qualified supplemental plan for the benefit of key executives (the "SERP"). Each of the plans provides eligible employees with certain benefits at retirement based upon the participant's years of service and, in the case of the Salaried Plan and the SERP, such employee's average salary, which for purposes of the foregoing is equal to the average of the highest salary earned in three out of the previous ten years or the average of all years of service, if less than three.
	The following table shows the estimated annual straight-life annuity benefit payable under the Salaried Plan and the SERP to the executives who participate in such plans, with the specified remuneration and specified years of service upon retirement at age 65, after giving effect to adjustments for Social Security benefits, assuming they continue to be actively employed by the Company until age 65. For those executives who are participants in the SERP, the benefit payable upon retirement at age 65 is determined based upon their full salary and years of service. Participation in the SERP is extended to executives at the sole discretion of the Board of Directors. The benefit payable upon retirement at age 65 to executive officers who do not participate in the SERP is determined based upon each such executive's salary (subject to the limitations imposed by Section 401(a)(17) of the Code, currently $200,000), and years of service.
                                     Years of
                                      Service         Annual
        Name                         at Age 65        Benefit
        ------------------------     ---------       --------
        James D. McKenzie                38          $231,400
        A. Frank Baca                    41           130,669
        Robert C. Dickie                 24            74,898
        Craig L. Beilharz                44           114,003
        Adela I. Robles                  41            77,804
        -----------------------------------------------------
        The compensation of participants used to calculate
        the retirement benefit consists solely of annual base
        salary.
        -----------------------------------------------------

Stock Option Plan

        On December 13, 1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "Plan") in order to provide equity-based incentives to certain officers and other key employees of the Company and its subsidiaries.
        The Plan is administered by the President and Chief Executive Officer of the Company ("CEO"), subject to the review and approval of the Compensation Committee of the Board of Directors or, if one has not been established, the Board of Directors or such other committee as the Board of Directors may designate (any such committee or the Board of Directors, the "Committee").
The CEO has authority to recommend to the Committee the employees who shall participate in the Plan and the number of stock options to be granted to each.
        The Plan provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year provided that the Company attains a specified target of Adjusted EBITDA, as defined, in each plan year. In the event that the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest on a pro rata basis according to a schedule set forth in the Plan, provided that if 90% or less of the Adjusted EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan
       20 of 60

year. In the event that the Adjusted EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any Adjusted EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 in accordance with a surplus vesting schedule set forth in the Plan. In addition, the Plan was amended effective December 11, 2002 to provide for the immediate accelerated vesting of an additional 618 options. Notwithstanding the foregoing, all options granted under the Plan shall vest automatically on April 21, 2007, regardless of the performance criteria.
        Granted options may be forfeited or repurchased by the Company as provided under the term of the Plan in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of the sale of the Company, upon consummation of such sale.
        The table below sets forth for the Company's most highly compensated executive officers information regarding the grant of options under the Plan during 1999.
                                                           Potential Realizable
                                                             Value at Assumed
              Number of   Percent of                          Annual Rates of
              Securities    Total     Exercise                 Stock Price
              Underlying   Options    or Base                Appreciation for
               Granted   Granted to   Price(2) Expiration  Ten Year Option Term
Name           Options   Employees(1) ($/share)   Date        5%        10%
------------- ---------- ----------- --------- ---------- ---------- ----------
J.D. McKenzie     1,200       42.9%  $1000.00   12/13/09  $ 754,674  $1,912,491
A.F. Baca           400       14.3%  $1000.00   12/13/09    251,558     637,497
R.C. Dickie         400       14.3%  $1000.00   12/13/09    251,558     637,497
C.L. Beilharz       400       14.3%  $1000.00   12/13/09    251,558     637,497
A.I. Robles         200        7.1%  $1000.00   12/31/09    125,779     318,748
-------------------------------------------------------------------------------
(1) A total of 2,800 options were granted to employees under the Plan in 1999.
(2) The exercise price of each option granted was equal to 100% of the fair value of the Company's common stock on the date of grant. The fair value was established by the Company's Board of Directors as the price at which the Company will buy or sell its common stock.
-------------------------------------------------------------------------------

        No options were granted under the Plan during 2002. The number of shares of stock underlying options that vested to the benefit of the Company's most highly compensated executive officers was 1,148, 439 and 573 in 1999, 2000 and 2002, respectively.
        The following table sets forth information related to the exercise of stock options during 2002 and the year-end number and value of unexercised stock options for the Company's most highly compensated executive officers.

                                   Number of Securities   Value of Unexercised
                                  Underlying Unexercised      In-the-Money
                                   Options at the End of  Options at the End of
               Shares               Calendar Year 2002    Calendar Year 2002(1)
              Acquired            ---------- ----------- ---------- -----------
                 on      Value     Exercis-  Unexercis-   Exercis-  Unexercis-
Name          Exercise  Realized     able       able        able       able
------------- -------- ---------- ---------- ----------- ---------- -----------
J.D. McKenzie       -  $       -      1,000         200  $       -  $       -
A.F. Baca           -          -        340          60          -          -
R.C. Dickie         -          -        340          60          -          -
C.L. Beilharz       -          -        310          90          -          -
A.I. Robles         -          -        170          30          -          -
-------------------------------------------------------------------------------
(1) Substantially all of the Company's common stock is held by AIP and there is no established public trading market therefor. At December 31, 2002, the fair value of the common stock was determined to be $1,000 per share which is equivalent to the fair value on the date of grant. The fair value was established by the Company's Board of Directors as the price at which the Company will buy or sell its common stock.
-------------------------------------------------------------------------------
       21 of 60

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information as of December 31, 2002 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.
                                                      Number of
Name                                                   Shares      Percent
--------------------------------------------------    ---------    -------
American Industrial Partners Capital Fund II, L.P.      65,000       98.6%
Theodore C. Rogers (1)                                  65,000       98.6%
W. Richard Bingham (1)                                  65,000       98.6%
All directors and officers as a group (8 persons)       65,570       99.4%
-------------------------------------------------------------------------------
(1) Messrs. Rogers and Bingham share investment and voting power with respect to the securities owned by AIP, which owns 98.6% of the outstanding shares of the Company, but each disclaims beneficial ownership of any shares of Company Common Stock.
-------------------------------------------------------------------------------

        The following table provies information as of December 31, 2002 related to the Company's equity compensation plans.

                           Number of                             Number of
                          Securities                            Securities
                         to be Issued     Weighted-Average     Available for
                         Upon Exercise     Exercise Price     Future Issuance
                        of Outstanding     of Outstanding       Under Equity
Plan Category               Options            Options       Compensation Plans
---------------------  -----------------  -----------------  ------------------
Equity Compensation
 Plans Approved by
 Security Holders              -                  -                  -
---------------------  -----------------  -----------------  ------------------
Equity Compensation
 Plans Not Approved
 by Security Holders         2,330           $1,000.00             1,720
---------------------  -----------------  -----------------  ------------------
  Total                      2,330           $1,000.00             1,720
-------------------------------------------------------------------------------
The material features of the plan under which equity securities are authorized for issuance that was adopted without the approval of security holders are outlined above.
-------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions

Financial and Management Services

        AIP provides substantial on-going financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $1.9 million for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payment date of the Notes (and the Debentures when these begin paying cash interest in November
2003), and is reimbursed for out-of-pocket expenses incurred on behalf of the Company. The fees are paid to AIP pursuant to a management services agreement among AIP and the Company and are subordinated in right of payment to the Notes (and the Debentures when these begin paying cash interest in November 2003).
       22 of 60

Item 14.  Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       23 of 60
                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

Index to Financial Statements.............................................F-1

Independent Auditors' Report..............................................F-2

Consolidated Balance Sheets -
December 31, 2001 and 2002................................................F-3

Consolidated Statements of Operations -
For the years ended December 31, 2000, 2001 and 2002......................F-5

Consolidated Statements of Stockholders' Equity -
For the years ended December 31, 2000, 2001 and 2002......................F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 2000, 2001 and 2002......................F-7

Notes to the Consolidated Financial Statements............................F-8

(a)(2)  List of Financial Statement Schedules:

Schedule I-Great Lakes Acquisition Corp. parent company-only condensed financial information as of and for the year ended December 31, 2002......S-1

        All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.
       24 of 60

(a)(3)  List of Exhibits:

    Exhibit

    Number  Description

    *3.1    Certificate of Incorporation of the Company.
    *3.2    By-Laws of the Company.
    *4.1    Indenture, dated as of May 22, 1998, between the Company and State
            Street Bank and Trust Company of California, N.A. (formerly First
            Trust National Association), as Trustee, relating to the 13 1/8%
            Series B Senior Discount Debentures due 2009 of the Company (the
            "New Debentures") and the 13 1/8% Senior Discount Debentures due
            2009 of the Company (the "Old Debentures").
    *4.2    Form of New Debenture (included in Exhibit 4.1).
    *4.3    Registration Rights Agreement, dated as of May 22, 1998, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation.
    *10.1   Credit Agreement among the Company, GLC, various banks, Bank of
            America NT&SA as co-agent, DLJ Capital Funding, Inc. as
            Documentation Agent and Bankers Trust Company, as Syndication Agent
            and as Administrative Agent dated as of May 22, 1998.
     10.2   Lease Agreement between GLC and Rice-Carden Corporation (as successor to Kansas City Southern Industries, Inc.), as amended
            (Incorporated herein by reference to Exhibit 10.3 to GLC's
            Registration Statement on Form S-1 (File No. 33-98522)).
     10.3a  Calcined Coke Supply Agreement between GLC and Aluminum Company of
            America.  (Replaces 10.3 filed previously) (Incorporated herein by reference to Exhibit 10 to the Company's 3/31/02 Quarterly Report
            on Form 10-Q (File No. 333-59541)).
     10.4a  Green Anode Coke Sales Agreement between GLC and Conoco Inc.
            (Replaces 10.4 filed previously) (Incorporated herein by reference to Exhibit 10 to the Company's 12/31/01 Annual Report on Form 10-K
            (File No. 333-59541)).
     10.5   Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A.
            (Incorporated herein by reference to Exhibit 10.7 to GLC's
            Registration Statement on Form S-1 (File No. 33-98522)).
    *10.6   Amendment No. 1 to the Petroleum Coke Sales Agreement between
            Copetro S.A. and YPF S.A.
     10.7a  Coke Supply Agreement between GLC and Exxon Company, U.S.A.
            (Replaces 10.7 filed previously) (Incorporated herein by reference to Exhibit 10 to the Company's 12/31/99 Annual Report on Form 10-K
            (File No. 333-59541)).
     10.8   Asset Purchase Agreement between GLC and Reynolds Metals Company dated March 27, 2002 (Incorporated herein by reference to Exhibit
            10 to the Company's 3/31/02 Quarterly Report on Form 10-Q (File
            No. 333-59541)).
    *21.1   Subsidiaries of the Company.
     24.1   Power of Attorney (included in signature page).

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-59541).

(b) Reports on Form 8-K
    None
       25 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2000, 2001 and 2002




                                    Contents

Independent Auditors' Report.............................................F-2

Consolidated Balance Sheets -
December 31, 2001 and 2002...............................................F-3

Consolidated Statements of Operations -
For the years ended December 31, 2000, 2001 and 2002.....................F-5

Consolidated Statements of Stockholders' Equity -
For the years ended December 31, 2000, 2001 and 2002.....................F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 2000, 2001 and 2002.....................F-7

Notes to the Consolidated Financial Statements...........................F-8
       F-1 / 26 of 60



                           Independent Auditors' Report


The Board of Directors
Great Lakes Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Great Lakes Acquisition Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the periods then ended. Our audit also included the financial statement schedule listed in the Index as Item 15(a)(2) for the three years ended December 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Acquisition Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 7 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003
       F-2 / 27 of 60

                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
ASSETS
Current Assets
 Cash and cash equivalents                               $  12,186  $  23,443
 Restricted cash                                            10,414         27
 Accounts receivable, net of allowance for doubtful
  accounts of $600 in 2001 and 2002                         27,452     46,555
 Inventories                                                46,614     55,233
 Prepaid expenses and other current assets                   3,767      6,164
                                                         ---------- ----------
  Total Current Assets                                     100,433    131,422

Property, plant and equipment-net                          177,467    184,262

Goodwill                                                   162,799    162,799
Capitalized financing costs, net of accumulated
 amortization of $8,968 and $11,750 in 2001 and 2002        11,138      9,575
Other assets                                                 1,971      2,933
                                                         ---------- ----------
  Total Assets                                           $ 453,808  $ 490,991
                                                         ========== ==========

See accompanying notes.

       F-3 / 28 of 60

                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                          Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                        $  12,818  $  26,803
 Accrued expenses                                           18,835      8,999
 Income taxes payable                                          809      5,703
 Current portion of long-term debt                          19,578     23,700
                                                         ---------- ----------
  Total Current Liabilities                                 52,040     65,205

Long-term debt, less current portion                       263,135    283,685
Other long-term liabilities                                  9,764     13,293
Deferred taxes                                              46,195     43,480


Stockholders' Equity
 Common stock, par value $0.01 per share;
  authorized, 92,000 shares, issued and
  outstanding, 65,950 shares in 2001 and 2002                    1          1
 Additional paid-in capital                                 65,949     65,949
 Retained earnings                                          18,112     22,798
 Accumulated other comprehensive loss
  Minimum pension liability adjustment, net of tax
  benefit $748 and $1,841 in 2001 and 2002                  (1,388)    (3,420)
                                                         ---------- ----------
  Total Stockholders' Equity                                82,674     85,328
                                                         ---------- ----------
  Total Liabilities and Stockholders' Equity             $ 453,808  $ 490,991
                                                         ========== ==========

See accompanying notes.

       F-4 / 29 of 60

                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                      Consolidated Statements of Operations
                                                   Year Ended December 31,
                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
Net Sales                                     $ 263,601  $ 270,554  $ 307,567
Cost of Goods Sold                              202,718    215,966    252,952
                                              ---------- ---------- ----------
        Gross Profit                             60,883     54,588     54,615

Selling, general and administrative expenses     19,852     18,693     11,803
                                              ---------- ---------- ----------
        Operating Income                         41,031     35,895     42,812
                                              ---------- ---------- ----------
Other income (expense):
 Interest, net                                  (33,380)   (30,644)   (32,982)
 Other, net                                       1,048     (3,433)     2,057
                                              ---------- ---------- ----------
                                                (32,332)   (34,077)   (30,925)
        Income Before Income Taxes
            and Extraordinary Item                8,699      1,818     11,887

Income taxes                                      4,790      1,009      7,201
                                              ---------- ---------- ----------
Income before extraordinary item                  3,909        809      4,686

Extraordinary gain on early extinguishment
 of debt, net of tax expense of $2,048 and
 $2,073 for the years ended December 31,
 2000 and 2001                                    3,804      3,717          -
                                              ---------- ---------- ----------
        Net income                            $   7,713  $   4,526  $   4,686
                                              ========== ========== ==========

See accompanying notes.

       F-5 / 30 of 60

                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                  Consolidated Statements of Stockholders' Equity
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance at December 31, 1999 $      1  $ 65,949  $  5,873  $      -  $ 71,823
Net income                          -         -     7,713         -     7,713
                             --------- --------- --------- --------- ---------
Balance at December 31, 2000        1    65,949    13,586         -    79,536
Net income                          -         -     4,526         -     4,526
Minimum pension liability
 adjustment                         -         -         -    (1,388)   (1,388)
                                                                     ---------
Comprehensive income                                                    3,138
                             --------- --------- --------- --------- ---------
Balance at December 31, 2001        1    65,949    18,112    (1,388)   82,674
Net income                          -         -     4,686         -     4,686
Minimum pension liability
 adjustment                         -         -         -    (2,032)   (2,032)
                                                                     ---------
Comprehensive income                                                    2,654
                             --------- --------- --------- --------- ---------
Balance at December 31, 2002 $      1  $ 65,949  $ 22,798  $ (3,420) $ 85,328
                             ========= ========= ========= ========= =========

See accompanying notes.

       F-6 / 31 of 60

                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                                                   Year Ended December 31,
                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
Operating activities
Net income                                    $   7,713  $   4,526  $   4,686
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                  24,235     24,401     21,631
  Accretions of long-term debt                    4,336     15,577     25,246
  Deferred taxes                                 (3,887)    (4,529)    (1,622)
  Gain on disposal of fixed asset                   (30)         -     (2,734)
  Extraordinary gain on extinguishment of debt   (3,804)    (3,717)         -
   Changes in operating assets and liabilities:
    Restricted cash                                   -    (10,414)    10,387
    Accounts receivable                            (860)     6,146    (19,103)
    Inventories                                    (217)   (10,477)     7,058
    Prepaid expenses and other current assets       659        807     (2,397)
    Accounts payable and accrued expenses         4,240      2,101        180
    Income taxes payable                         (1,861)    (3,435)     4,894
    Other, net                                    1,293        247       (987)
                                              ---------- ---------- ----------
Net cash provided by operating activities        31,817     21,233     47,239
                                              ---------- ---------- ----------
Investing activities
 Capital expenditures                            (4,297)    (4,183)    (5,484)
 Proceeds from disposal of fixed asset               42          -      3,001
 Acquisition of Baton Rouge plant                     -          -    (11,708)
                                               ---------- ---------- ----------
Net cash used by investing activities            (4,255)    (4,183)   (14,191)
                                              ---------- ---------- ----------
Financing Activities
 Repayment of long-term debt                    (23,560)   (23,921)   (36,356)
 Additions to long-term debt                        135      7,818     15,782
 Capitalized financing costs                          -          -     (1,217)
                                              ---------- ---------- ----------
Net cash (used) provided by financing
 activities                                     (23,425)   (16,103)   (21,791)
                                              ---------- ---------- ----------
Increase in cash and cash  equivalents            4,137        947     11,257
Cash and cash equivalents at beginning
 of period                                        7,102     11,239     12,186
                                              ---------- ---------- ----------
Cash and cash equivalents at end of period    $  11,239  $  12,186  $  23,443
                                              ========== ========== ==========

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of the Baton Rouge plant, the Company issued notes payable in an aggregate principal amount of $20,000,000 on March 27, 2002 which are not reflected in investing or financing activities for the year ended December 31, 2002.

See accompanying notes.

       F-7 / 32 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

                    Notes to Consolidated Financial Statements
                               December 31, 2002


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

Foreign Currency Translation

Foreign currency financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No. 52, as applied to foreign entity financial statements where the U.S. dollar is determined to be the functional currency, as in the Company's case, requires that monetary assets and liabilities denominated in the local or other foreign currency be remeasured to the U.S. dollar at the exchange rate in effect on the report date. Exchange rate gains and losses from remeasurement are recognized currently in results.

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

Impairment of Long-Lived Assets

Long-lived assets are periodically reviewed for impairment. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.
       F-8 / 33 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Goodwill

Through December 31, 2001, goodwill was amortized using the straight-line method over a 40 year period. On January 1, 2002, the Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and requires an impairment-only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least once annually.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for asset retirement obligations and associated asset retirement costs. The adoption of this Statement will not have a material impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this Statement upon its effective date and reclassify gains and losses on extinguishment of debt currently treated as extraordinary items to other income or expense.
       F-9 / 34 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


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

Revenue Recognition

The Company recognizes revenue pursuant to sales contracts or purchase orders when products are shipped, at which point title and risk of loss typically passes to the customer. Sales are reported net of sales discounts, returns and allowances.

Significant Customers

The Company had two customers which represented 24.1% and 15.6% of net sales in 2000, 24.5% and 16.7% of net sales in 2001 and one customer that represented 29.2% of net sales in 2002.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002. The Company has elected not to adopt the fair value method to account for stock-based compensation and instead will continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principals Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense is recognized for stock options granted below the fair market value of the Company's stock on the date of grant.

SFAS No. 123, as modified by SFAS No. 148, requires disclosure by the Company of the pro forma effect on net income if it continues to account for stock options under the provisions of APB 25. The Company used the minimum value method to develop the pro forma information set forth below which has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123.

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net earnings:
   As reported                                $   7,713  $   4,526  $   4,686
    Fair value method stock-based
     compensation expense                            67         16         70
                                              ---------- ---------- ----------
   Pro forma                                  $   7,646  $   4,510  $   4,616
                                              ========== ========== ==========
       F-10 / 35 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

2.  Acquisition

On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $31.7 million, net of a purchase price adjustment. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003 and incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million. The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, increased the Company's total operating capacity to 2.3 million tons from 1.6 million tons.

Results for the Baton Rouge Plant were included in the statement of operations commencing on April 1, 2002. The purchase price, net of the working capital adjustment, was allocated based on the fair values of the assets acquired and liabilities assumed as follows:

                                                  (In thousands)
      Inventories                                 $      15,677
      Property, plant and equipment                      20,000
      Accounts payable                                   (3,024)
      Accrued expenses                                     (945)
                                                  --------------
                                                  $      31,708
                                                  ==============

No goodwill was established in connection with this acquisition since the fair value of the assets acquired exceeded the purchase price.
       F-11 / 36 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The unaudited pro forma information set forth below, developed as though the acquisition had been completed as of the beginning of each of the years shown, reflects adjustments to interest expense (for borrowings required to finance the acquisition and certain changes to the terms of existing debt arrangements), depreciation and amortization expense (set to reflect the new accounting base of the assets recorded) and income tax effect based upon the Company's historical effective rates.

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
Net sales                                                $ 359,421  $ 333,314
Income before income taxes
 and extraordinary item                                      7,186     11,472
Net income                                                   7,121      4,519

The pro forma information, as presented here, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001 or 2002, nor should it be considered indicative of future results. It gives effect only to the adjustments noted above, and does not reflect management's estimate of potential cost savings or other benefits arising from the acquisition.

3.  Restricted Cash

Funds that are legally restricted as to withdrawal or usage are shown as restricted cash and consisted of $10,414,000 and $27,000 at December 31, 2001 and 2002, respectively. The 2001 balance related to funds set aside under an escrow agreement with AIP to settle a finders fee claim arising from the acquisition of the Company in 1998. On March 22, 2002, a payment in the amount of $10,300,000 was made to settle the claim and the remainder was closed to income. In October 2002, an escrow for the latter sum was established in connection with certain reclamation costs in connection with a waste water settling pond located at a newly purchased Baton Rouge Plant as prescribed by state law.

4.  Inventories

Inventories consist of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
  Raw materials                                          $  24,696  $  34,195
  Finished goods                                            14,307     13,965
  Supplies and spare parts                                   7,611      7,073
                                                         ---------- ----------
                                                         $  46,614  $  55,233
                                                         ========== ==========
       F-12 / 37 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


5.  Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                        Range of              December 31,
                                      Useful Lives          2001       2002
                                   ------------------    ---------- ----------
							     (In thousands)
  Land and improvements                3-15 Years        $   2,932  $   4,353
  Buildings                            3-40 Years           10,618     11,709
  Machinery, equipment and other       3-20 Years          220,867    244,031
  Construction in progress                                   1,442        983
                                                         ---------- ----------
                                                           235,859    261,076
  Accumulated depreciation                                 (58,392)   (76,814)
                                                         ---------- ----------
                                                         $ 177,467  $ 184,262
                                                         ========== ==========

Depreciation expense was $16,805,000, $17,070,000 and $18,422,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

6.  Accrued Expenses

Accrued expenses included a finders fee claim payable (arising from the acquisition of the Company in 1998) of $10,414,000 at December 31, 2001 as discussed in Note 3 above.

7.  Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company completed the impairment test of the valuation of goodwill as of December 31, 2002 and based upon the results, there was no impairment. The carrying value of goodwill was $162,799,000 at December 31, 2001 and 2002.

Net income results excluding goodwill that is no longer being amortized to selling, general and administrative expense is as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
Net income as reported                        $   7,713  $   4,526  $   4,686
Goodwill amortization                             4,474      4,474          -
                                              ---------- ---------- ----------
Pro forma net income                          $  12,187  $   9,000  $   4,686
                                              ========== ========== ==========

8.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
10.25% Senior Subordinated Notes due May 15, 2008        $ 188,048  $ 210,769
13.125% Senior Discount Debentures due May 15, 2009         18,629     21,154
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (1.4% at December 31,
  2002) plus a margin ranging from 2.25% to 3.00%
  or Prime (4.25% at December 31, 2002) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based
  on the achievement of certain leverage ratios) due
  in varying amounts quarterly through May, 2006            70,825     65,061
5% Alcoa Seller Note Payable due May 31, 2003                    -     10,000
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002             355          -
Capital lease obligations bearing interest at rates
  ranging from 9.3% to 10% due in varying amounts at
  various dates through February 2004                          132         25
Other                                                        4,724        376
                                                         ---------- ----------
                                                           282,713    307,385
Current portion                                            (19,578)   (23,700)
                                                         ---------- ----------
                                                         $ 263,135  $ 283,685
                                                         ========== ==========
       F-13 / 38 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The Senior Subordinated Notes are unsecured general obligations of the Company. At the option of the Company, the Senior Subordinated Notes may be redeemed, in whole or in part, commencing May 15, 2003 at various prices ranging from 105% in 2003 to par in 2006 and beyond. Up to May 15, 2003, the Company may, at its option, make up to four semiannual interest payments through the issuance of additional notes for an amount equal to the amount of interest that would be payable if the interest rate were 11.75%. The Company has elected to exercise its pay-in-kind option with respect to the four consecutive payments ending on May 15, 2003, the last two of which were required as a condition to obtaining incremental term loan financing for the acquisition of the Baton Rouge Plant. The Senior Subordinated Notes indenture imposes, among other things, limitations on certain payments, including dividends.

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

The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions Senior Discount Debentures or Senior Subordinated Notes. At December 31, 2002, approximately 61% of the outstanding Debentures had been purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures is shown net of the amount held by GLC.

The term loan credit facility is comprised of three single tranche term loans in the amount of $19,099,000, $23,336,000 and $22,626,000 at December 31, 2002
maturing on May 31, 2004, 2005 and 2006, respectively. On March 27, 2002, the Company secured incremental term loans under each of its three existing tranche loans in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant.
The incremental loans amortize and mature in conformity with the terms of the tranches to which they were added. In consideration for the issuance of the incremental term loans, credit facility interest rate margins were increased between 1.25% to 1.50%. The facility also includes a revolving credit agreement in effect until May 31, 2003, which provides for borrowings of up to $25,000,000 (with a $10,000,000 sub-limit for letters of credit). The facility is secured by substantially all the assets of the Company and requires that the Company, among other things, satisfy certain financial ratios. At December 31, 2002, there were no borrowings under the revolving credit portion of the facility and outstanding letters of credit were $874,000.

The pollution control and industrial development revenue bonds were issued by various state and local governmental authorities. Under agreements with these authorities, the Company has either leased (with nominal value purchase options) or purchased on an installment basis the facilities constructed with the funds financed.
       F-14 / 39 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Certain covenants present in the Company's credit agreements make reference to a measure denominated as Adjusted EBITDA. Adjusted EBITDA is defined as operating income before depreciation, amortization and management fees and related expenses. Adjusted EBITDA is not a measure of performance defined by accounting principles generally accepted in the United States of America.

The fair market value of the Company's long-term debt obligations approximated $189,000,000 and $228,000,000 at December 31, 2001 and 2002, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

                                               Long-Term   Capital
                                                 Debt      Leases      Total
                                              ---------- ---------- ----------
                                                       (In thousands)
  2003                                        $  23,677  $      23  $  23,700
  2004                                           18,123          2     18,125
  2005                                           22,620          -     22,620
  2006                                           11,017          -     11,017
  2007                                                -          -          -
  Thereafter                                    231,923          -    231,923
                                              ---------- ---------- ----------
                                              $ 307,360  $      25  $ 307,385
                                              ========== ========== ==========

Interest paid amounted to $27,167,000, $14,783,000 and $4,541,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company has significant amounts outstanding under its credit agreement that bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. To illustrate, a 10% increase or decrease in the rates in effect for the year ended
December 31, 2002 would have resulted in a corresponding increase or decrease in interest expense for the period of $376,000.

9.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

Future minimum payments as of December 31, 2002, by year and in the aggregate, under capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

                                                           Capital  Operating
                                                           Leases     Leases
                                                         ---------- ----------
                                                             (In thousands)
  2003                                                   $      25  $   1,779
  2004                                                           2      1,706
  2005                                                           -      1,649
  2006                                                           -      1,398
  2007                                                           -      1,293
  Thereafter                                                     -      3,053
                                                         ---------- ----------
  Total minimum lease payments                                  27  $  10,878
  Amounts representing interest                                ( 2) ==========
                                                         ----------
  Present value of net minimum lease payments            $      25
                                                         ==========
       F-15 / 40 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Rental expense for all operating leases was $2,006,000, $2,012,000 and $2,037,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

10.  Savings and Profit-Sharing Plans

The Company sponsors savings plans, which are qualified under section 401(k) of the Internal Revenue Code and provide that participating employees may make contributions of up to 15% of base wages, subject to statutory limitations.
The Company makes contributions for the benefit to each such employee equal to 50% of the employee's contributions, up to a maximum of 3% of the employee's salary. Matching contributions under the plans were $192,000, $198,000 and $247,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company's practice has been to maintain a profit-sharing plan whereby eligible employees receive profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established annually. Profit-sharing expense was $1,891,000, $1,356,000 and $1,389,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

11.  Pension Plans

The Company has various defined benefit retirement plans, which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 2002, the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

The Company also maintains a supplemental defined benefit retirement plan for key executives. This plan is not presently funded nor qualified under Section 401(a) of the Internal Revenue Code.

The components of net pension expense for the plans were as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Service cost                                $     391  $     425  $     537
  Interest cost                                     917      1,061      1,140
  Expected return on assets                      (1,057)    (1,140)    (1,196)
  Amortization of prior service cost                 17         40         40
  Recognized net actuarial loss                       3         77        123
                                              ---------- ---------- ----------
  Net periodic pension cost                   $     271  $     463  $     644
                                              ========== ========== ==========
       F-16 / 41 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $  13,412  $  15,820
   Service cost                                                425        537
   Interest cost                                             1,061      1,140
   Amendments                                                  229          -
   Actuarial loss                                            1,112        876
   Benefits paid                                              (419)      (465)
                                                         ---------- ----------
   Benefit obligation at end of period                   $  15,820  $  17,908
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $  12,612  $  11,630
   Actual return on plan assets                               (622)      (894)
   Company contribution                                        142        751
   Expenses                                                    (83)       127
   Benefits paid                                              (419)      (465)
                                                         ---------- ----------
   Fair value of plan assets at end of period            $  11,630  $  11,149
                                                         ========== ==========

   Funded status                                         $  (4,190) $  (6,759)
   Unrecognized net actuarial loss                           4,125      6,840
   Unrecognized prior service cost                             273        234
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     208  $     315
                                                         ========== ==========
  Amount recognized in balance sheet consists of:
   Prepaid benefit cost (accrued benefit liability)      $  (2,202)    (5,129)
   Intangible asset                                            274        183
   Accumulated other comprehensive loss                      2,136      5,261
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     208  $     315
                                                         ========== ==========

The expected long-term rate of return on plan assets was 9% for the periods presented. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 7.5% and 4.5% for 2000, 7.25% and 4.25% for 2001 and 6.75% and 3.75% for 2002, respectively.

12.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.
       F-17 / 42 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The components of net periodic postretirement benefit cost ("NPPBC") were as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Service cost                                $     270        336  $     401
  Interest cost                                     319        385        404
                                              ---------- ---------- ----------
  NPPBC                                       $     589  $     721  $     805
                                              ========== ========== ==========

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $   4,794  $   5,954
   Service cost                                                336        401
   Interest cost                                               385        404
   Actuarial loss                                              603      1,258
   Benefits paid                                              (164)      (170)
                                                         ---------- ----------
  Benefit obligation at end of period                    $   5,954  $   7,847
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $       -  $       -
   Company contribution                                        164        170
   Benefits paid                                              (164)      (170)
                                                         ---------- ----------
  Fair value of plan assets at end of period             $       -  $       -
                                                         ========== ==========

  Funded status                                          $  (5,954) $  (7,847)
  Unrecognized net actuarial loss                              668      1,927
                                                         ---------- ----------
  Postretirement liability recognized
   in the balance sheets                                 $  (5,286) $  (5,920)
                                                         ========== ==========

The health care cost trend used in determining the accumulated postretirement benefit obligation ("APBO") was 12.5% grading down to 5.0% by 2008. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the aggregate service and interest component of NPPBC for the year ended December 31, 2002 by $138,000 (or 17.2%) and the APBO for the year then ended by $1,175,000 (or 15.0%). Conversely, decreasing the assumed trend by 1% for all years would decrease the aggregate service and interest component of NPPBC for the year ended December 31, 2002 by $125,000 (or 15.5%) and the APBO for the year then ended by $972,000 (or 12.4%).

Assumptions used to develop NPPBC and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 7.5% for 2000, 5% and 7.25% for 2001 and 5% and 6.75% for 2002, respectively.
       F-18 / 43 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


13.  Stockholders' Equity

In December 1999, certain members of management of the Company purchased 620 shares of the Company's common stock for $620,000, which increased the number of issued and outstanding common shares to 65,950.

On December 13,1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified targets of Adjusted EBITDA, as defined. If the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the Adjusted EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides for make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that the Adjusted EBITDA goal is surpassed in any plan year. In addition, the Plan was amended effective December 11, 2002 to provide for the immediate accelerated vesting of an additional 618 options. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                    Available
                                                          Options   For Future
                                                        Outstanding   Grants
                                                         ---------- ----------
  At plan inception on December 13, 1999                         -      4,050
  Granted on December 13, 1999 ($1,000 per share)            2,800     (2,800)
                                                         ---------- ----------
  Balance at December 31, 1999                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2000                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2001                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2002                               2,800      1,250
                                                         ========== ==========

At December 31, 2002, the number of options outstanding that were vested totaled 2,330 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 7 years. Information regarding the method used by the Company to account for stock-based compensation and expense reported is duscussed further in Note 1.
       F-19 / 44 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


14.  Other Income (Expense)

Other income (expense) consists of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  1998 acquisition fee settlement             $       -  $  (5,000) $     114
  Gain on sale of lease right/assets                  -          -      2,734
  Export tax refund                               1,112      1,286        685
  Export duties                                       -          -     (1,127)
  Foreign exchange gain                               -        461        653
  Other                                             (64)      (180)    (1,002)
                                              ---------- ---------- ----------
                                              $   1,048  $  (3,433) $   2,057
                                              ========== ========== ==========

15.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Deferred tax liabilities:
   Book over tax depreciable basis                       $  50,973  $  50,080
   Other - net                                               3,584      3,386
                                                         ---------- ----------
  Total deferred tax liabilities                            54,557     53,466
                                                         ---------- ----------
  Deferred tax assets:
   Accrued liabilities                                       7,701      6,361
   Valuation allowance                                        (475)    (1,166)
   Minimum pension liability adjustment                        748      1,841
   Other - net                                                 388      2,950
                                                         ---------- ----------
  Total deferred tax assets                                  8,362      9,986
                                                         ---------- ----------
  Net deferred tax liability                             $  46,195  $  43,480
                                                         ========== ==========

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Tax expense at statutory rates applied
   to pretax earnings                         $   3,045  $     636  $   4,161
  State income tax, net of federal tax effects        9          3        (17)
  Tax exempt earnings                              (326)      (289)      (529)
  Effects of foreign operations                     233     (1,483)     3,105
  Amortization of goodwill                        1,566      1,566          -
  Change in valuation allowance                     475          -        691
  Other                                            (212)       576       (210)
                                              ---------- ---------- ----------
  Income tax expense                          $   4,790  $   1,009  $   7,201
                                              ========== ========== ==========
       F-20 / 45 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Income taxes consist of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Current:
   Federal                                    $   3,447  $     289  $     324
   State                                            323        366         77
   Foreign                                        4,907      4,883      8,422
                                              ---------- ---------- ----------
                                                  8,677      5,538      8,823
                                              ---------- ---------- ----------
  Deferred:
   Federal                                       (3,186)    (2,687)      (582)
   State                                           (309)      (361)      (103)
   Foreign                                         (392)    (1,481)      (937)
                                              ---------- ---------- ----------
                                                 (3,887)    (4,529)    (1,622)
                                              ---------- ---------- ----------
  Total                                       $   4,790  $   1,009  $   7,201
                                              ========== ========== ==========

Income taxes paid were approximately $10,551,000, $8,557,000 and $4,051,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro S.A. ($34,437,000 as of December 31, 2002) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Loss before income taxes and extraordinary item attributable to domestic operations (which included results from export sales) was $4,221,000, $11,251,000 and nil for the years ended December 31, 2000, 2001 and 2002, respectively.

16.  Financial Information Relating to Segments

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

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.
       F-21 / 46 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2000----------
  Net sales             $ 194,066  $  55,224  $  11,792  $   2,519  $ 263,601
  Cost of goods sold     (144,409)   (40,882)    (9,932)    (7,495)  (202,718)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  49,657  $  14,342  $   1,860  $  (4,976)    60,883
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (19,852)
  Interest expense, net                                               (33,380)
  Other income (expense)                                                1,048
                                                                    ----------
  Income before income taxes and extraordinary item                 $   8,699
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2001----------
  Net sales             $ 194,464  $ 54,024   $  19,786  $   2,280  $ 270,554
  Cost of goods sold     (149,000)  (41,723)    (18,300)    (6,943)  (215,966)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  45,464  $  12,301  $   1,486  $  (4,663)    54,588
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (18,693)
  Interest expense, net                                               (30,644)
  Other income (expense)                                               (3,433)
                                                                    ----------
  Income before income taxes and extraordinary item                 $   1,818
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2002----------
  Net sales             $ 253,085  $  44,605  $   8,817  $   1,060  $ 307,567
  Cost of goods sold     (207,494)   (34,350)    (5,115)    (5,993)  (252,952)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  45,591  $  10,255  $   3,702  $  (4,933)    54,615
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (11,803)
  Interest expense, net                                               (32,982)
  Other income (expense)                                                2,057
                                                                    ----------
  Income before income taxes                                        $  11,887
                                                                    ==========
       F-22 / 47 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


17.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                                   Year Ended December 31,
                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net Sales
   United States                              $ 192,580  $ 208,224  $ 268,110
   Foreign                                       71,021     62,330     39,457
                                              ---------- ---------- ----------
                                              $ 263,601  $ 270,554  $ 307,567
                                              ========== ========== ==========
  Operating income
   United States                              $  28,705  $  24,657  $  30,880
   Foreign                                       12,326     11,238     11,932
                                              ---------- ---------- ----------
                                              $  41,031  $  35,895  $  42,812
                                              ========== ========== ==========
  Assets
   United States                              $ 378,913  $ 383,375  $ 420,574
   Foreign                                       80,128     70,433     70,417
                                              ---------- ---------- ----------
                                              $ 459,041  $ 453,808  $ 490,991
                                              ========== ========== ==========

Exports from U.S. operations were approximately $97,023,000, $117,334,000 and $151,798,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to Western Europe as a percentage of United States net sales were 26.7%, 23.0% and 25.4% for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to the Mideast as a percentage of United States net sales were 18.9% for the year ended December 31, 2001.
Export sales to North America (exclusive of the U.S.) as a percentage of United States net sales were 12.9% for the year ended December 31, 2002. The Company's foreign operations are conducted principally in South America.
       F-23 / 48 of 60
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


18.  Quarterly Financial Data (unaudited)

The following is a summary of Company's quarterly results of operations:

                                               2001 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                 (In thousands)
  Net sales                        $  72,042  $  69,517  $  68,194  $  60,801
  Gross profit                        14,401     14,353     12,735     13,099
  Operating income                     9,841      9,301      7,891      8,862
  Other expense                        7,349      6,809      7,411     12,508
  Income before income tax and
   extraordinary expense               2,492      2,492        480     (3,646)
  Income tax expense (benefit)         1,374      1,264        480     (2,109)
  Extraordinary gain, net of tax       3,850          -          -       (133)
  Net income                           4,968      1,228          -     (1,670)
  Adjusted EBITDA (1)                 15,839     15,421     13,958     14,829


                                               2002 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                 (In thousands)
  Net sales                        $  55,346  $  83,220  $  87,178  $  81,823
  Gross profit                        10,363     13,141     17,623     13,488
  Operating income                     7,419     10,432     14,551     10,410
  Other expense                        2,058      6,856     11,801     10,210
  Income before income tax and
   extraordinary expense               5,361      3,576      2,750        200
  Income tax expense (benefit)         3,210      2,510      1,443        (38)
  Net income                           2,151      1,066      1,307        162
  Adjusted EBITDA (1)                 12,484     15,832     19,862     15,517


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

19.  Extraordinary Item

Extraordinary gains related to the repurchase of the Company's debt of approximately $3,804,000 and $3,717,000 (net of income tax expenses of $2,048,000 and $2,073,000) were recognized in 2000 and 2001, respectively.

20.  Litigation and Contingencies

The Company is a party to several proceedings, which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.
       F-24 / 49 of 60

                                   Schedule I
                  Condensed Financial Information of Registrant
                          Great Lakes Acquisition Corp.

                            Condensed Balance Sheets
                 (In thousands, except share and per share data)

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
ASSETS
Investments in and amounts due from wholly
 owned subsidiaries                                      $ 129,177  $ 136,617
Capitalized financing costs                                    594        514
Deferred taxes                                                 465      2,206
                                                         ---------- ----------
  Total Assets                                           $ 130,236  $ 139,337
                                                         ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-Term Debt                                           $  47,562  $  54,009

Stockholders' Equity
 Common stock, par value $0.01 per share;
  authorized, 92,000 shares, issued and
  outstanding, 65,950 shares in 2001 and in 2002                 1          1
 Additional paid-in capital                                 65,949     65,949
 Retained earnings                                          18,112     22,798
 Accumulated other comprehensive loss                       (1,388)    (3,420)
                                                         ---------- ----------
  Total stockholders' equity                                82,674     85,328
                                                         ---------- ----------
  Total liabilities and stockholders' equity             $ 130,236  $ 139,337
                                                         ========== ==========

See accompanying notes.

       S-1 / 50 of 60

                                   Schedule I
                  Condensed Financial Information of Registrant
                          Great Lakes Acquisition Corp.

                       Condensed Statements of Operations
                                                   Year Ended December 31,
                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
Interest expense                              $  (5,218) $  (5,822) $  (6,550)
                                              ---------- ---------- ----------
Loss before income taxes and equity
 in net income of subsidiaries                   (5,218)    (5,822)    (6,550)

Income tax benefit                                1,683      1,979      2,293

Equity in net income of subsidiaries             11,248      8,369      8,943
                                              ---------- ---------- -----------
  Net income                                  $   7,713  $   4,526  $   4,686
                                              ========== ========== ===========

See accompanying notes.

       S-2 / 51 of 60

                                   Schedule I
                  Condensed Financial Information of Registrant
                          Great Lakes Acquisition Corp.

                   Condensed Statements of Stockholders' Equity
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance at December 31, 1999 $      1  $ 65,949  $  5,873  $      -  $ 71,823
Net income                          -         -     7,713         -     7,713
                             --------- --------- --------- --------- ---------
Balance at December 31, 2000        1    65,949    13,586         -    79,536
Net income                          -         -     4,526         -     4,526
Minimum pension liability
 adjustment                         -         -         -    (1,388)   (1,388)
                                                                     ---------
Comprehensive income                                                    3,138
                             --------- --------- --------- --------- ---------
Balance at December 31, 2001        1    65,949    18,112    (1,388)   82,674
Net income                          -         -     4,686         -     4,686
Minimum pension liability
 adjustment                         -         -         -    (2,032)   (2,032)
                                                                     ---------
Comprehensive income                                                    2,654
                             --------- --------- --------- --------- ---------
Balance at December 31, 2002 $      1  $ 65,949  $ 22,798  $ (3,420) $ 85,328
                             ========= ========= ========= ========= =========

See accompanying notes.

       S-3 / 52 of 60

                                   Schedule I
                  Condensed Financial Information of Registrant
                          Great Lakes Acquisition Corp.

                       Condensed Statements of Cash Flows
                                                   Year Ended December 31,
                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
Operating activities
Net income                                    $   7,713  $   4,526  $   4,686
 Adjustments to reconcile net income
 to net cash used by operating activities:
  Amortization                                      205        106         80
  Accretions of long-term debt                    5,000      5,678      6,447
  Deferred taxes                                   (398)     1,510     (1,741)
  Undistributed earnings of affiliates          (11,248)    (8,369)    (8,943)
  Changes in operating assets and liabilities:
    Other current assets                            620          -          -
    Other, net                                   (1,272)    (3,451)      (529)
                                              ---------- ---------- ----------
Cash used by operating activities                   620          -          -
                                              ---------- ---------- ----------
Investing activities
 Investments in subsidiaries                       (620)         -          -
                                              ---------- ---------- ----------
Net cash used by investing activities              (620)         -          -
                                              ---------- ---------- ----------
Increase (decrease) in cash                           -          -          -
Cash at beginning of period                           -          -          -
                                              ---------- ---------- ----------
Cash at end of period                         $       -  $       -  $       -
                                              ========== ========== ==========

See accompanying notes.

       S-4 / 53 of 60
                                   Schedule I
                  Condensed Financial Information of Registrant
                    Great Lakes Acquisition Corp. (continued)

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

2.  Long-Term Debt

Long-term debt consists of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
13.125% Senior Discount Debentures due May 15, 2009      $  47,562  $  54,009
Less current portion                                             -          -
                                                         ---------- ----------
                                                         $  47,562  $  54,009
                                                         ========== ==========

The Senior Discount Debentures are general unsecured obligations of the Company, subordinated in right of payment to essentially all subsidiary liabilities. No cash interest will be payable on the Debentures until November 15, 2003 but the accreted value will increase (representing amortization of original issue discount) to approximately $56,600,000 through May 15, 2003.
The Debentures require the Company to make cash interest payments semiannually commencing in November 2003 of approximately $7,432,000 per year and a principal payment of approximately $56,600,000 in May 2009. At the Company's option, the Debentures may be redeemed, in whole or in part, commencing May 15, 2003 at various prices ranging from 106.6% in 2003 to par in 2006 and beyond. The Senior Discount Debentures indenture imposes limitations on certain payments, including dividends. The outstanding common stock of GLC has been pledged as collateral for this obligation.
       S-5 / 54 of 60
                                   Schedule I
                  Condensed Financial Information of Registrant
                    Great Lakes Acquisition Corp. (continued)

                     Notes to Condensed Financial Statements


There are no maturities of long-term debt until May 2009 when the Senior Discount Debentures become payable in full.

The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions Senior Discount Debentures or the 10 1/4% Senior Subordinated Notes issued by GLC. At December 31, 2002, approximately 61% of the outstanding Debentures had been purchased by GLC with the intention of holding them to maturity.

The fair market value of the Company's long-term debt obligation approximated $4,800,000 and $7,600,000 at December 31, 2001 and 2002, respectively.

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

On December 13,1999, the Board of Directors adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of the Company at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified targets of Adjusted EBITDA, defined as operating income before depreciation, amortization and management fees and related expenses. If the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the Adjusted EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides for make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that Adjusted EBITDA goal is surpassed in any plan year. In addition, the Plan was amended effective December 11, 2002 to provide for the immediate accelerated vesting of an additional 618 options. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                    Available
                                                          Options   For Future
                                                        Outstanding   Grants
                                                         ---------- ----------
  At plan inception on December 13, 1999                         -      4,050
  Granted on December 13, 1999 ($1,000 per share)            2,800     (2,800)
                                                         ---------- ----------
  Balance at December 31, 1999                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2000                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2001                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2002                               2,800      1,250
                                                         ========== ==========
       S-6 / 55 of 60
                                   Schedule I
                  Condensed Financial Information of Registrant
                    Great Lakes Acquisition Corp. (continued)

                     Notes to Condensed Financial Statements


At December 31, 2002, the number of options outstanding that were vested totaled 2,330 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 7 years.

All of the participants in the 1999 Option Plan are subsidiary-company personnel since the Company does not itself currently have any employees. Accordingly, all compensation related accounting in connection with the stock options as provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," is pertinent only to the Company's consolidated financial statements and, consequently, is not discussed further in the context of these parent company-only financial statements.

4.  Income Taxes

Components of the Company's deferred tax asset are as follows:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Deferred tax asset:
   Accrued liabilities                                   $     465  $   2,206
                                                         ---------- ----------
  Total deferred tax asset                               $     465  $   2,206
                                                         ========== ==========

The Company considers that a valuation allowance is not necessary in connection with the temporary differences giving rise to its deferred tax asset.

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Tax expense at statutory rates applied
   to pretax earnings                         $  (1,826) $  (2,038) $  (2,293)
  Other                                             143         59          -
                                              ---------- ---------- ----------
  Income tax benefit                          $  (1,683) $  (1,979) $  (2,293)
                                              ========== ========== ==========

Income taxes consist of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Current:
   Federal                                    $  (1,285) $  (3,489) $    (552)
                                              ---------- ---------- ----------
                                                 (1,285)    (3,489)      (552)
                                              ---------- ---------- ----------
  Deferred:
   Federal                                         (398)     1,510     (1,741)
                                              ---------- ---------- ----------
                                                   (398)     1,510     (1,741)
                                              ---------- ---------- ----------
  Total                                       $  (1,683) $  (1,979) $  (2,293)
                                              ========== ========== ==========

No income taxes were paid for the years ended December 31, 2000, 2001 and 2002.
       S-7 / 56 of 60
                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of March 2003.

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


Signature                    Title                          Date
---------------------------  -----------------------------  ------------------

/s/JAMES D. MCKENZIE         President, Chief Executive
---------------------        Officer and Director           March 26, 2003
James D. McKenzie            (Principal Executive Officer)

         *                   Senior Vice President,         March 26, 2003
---------------------        Operations and Administration
A. Frank Baca

         *                   Vice President, Sales          March 26, 2003
---------------------
Robert C. Dickie

         *                   Vice President, Raw Materials  March 26, 2003
---------------------
Craig L. Beilharz

         *                   Controller, Assistant          March 26, 2003
---------------------        Secretary and Chief
Adela I. Robles              Financial Officer

         *                   Non-Executive Chairman of      March 26, 2003
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                       March 26, 2003
---------------------
W. Richard Bingham

         *                   Director                       March 26, 2003
---------------------
Kim A. Marvin


By:  /s/JAMES D. MCKENZIE
--------------------------
James D. McKenzie
Attorney-in-Fact
       57 of 60
                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Acquisition Corp. (the "Company") that the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at December 31, 2002 and 2001 and the results of operations of the Company for the three years then ended.

Date: 3/26/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 3/26/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer

       58 of 60
                                CERTIFICATION

I, James D. McKenzie, certify that:

1. I have reviewed this annual report on Form 10-K of Great Lakes Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evalua-tion as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/26/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer
       59 of 60
                                CERTIFICATION

I, Adela I. Robles, certify that:

1. I have reviewed this annual report on Form 10-K of Great Lakes Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evalua-tion as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/26/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       60 of 60