Form 10-K/A
period 2002-12-31
GREAT LAKES ACQUISITION CORP
filed 2003-03-31
CIK 1066256

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

                                  FORM 10-K/A
				 ANNUAL REPORT

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

     As of March 26 2003, the registrant had outstanding 65,950 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 6



                           Independent Auditors' Report


The Board of Directors
Great Lakes Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Great Lakes Acquisition Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index as
Item 15(a)(2) for the three years ended December 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Acquisition Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 7 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003
       F-2 / 2 of 6
                                   SIGNATURES


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

         *                   Controller, Assistant          March 26, 2003
---------------------        Secretary and Chief
Adela I. Robles              Financial Officer

         *                   Non-Executive Chairman of      March 26, 2003
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                       March 26, 2003
---------------------
W. Richard Bingham

         *                   Director                       March 26, 2003
---------------------
Kim A. Marvin


By:  /s/JAMES D. MCKENZIE
--------------------------
James D. McKenzie
Attorney-in-Fact
       3 of 6
                                CERTIFICATION


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

       4 of 6
                                CERTIFICATION

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

Date: 3/26/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer
       5 of 6
                                CERTIFICATION

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

Date: 3/26/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       6 of 6