Form 10-K/A
period 2002-12-31
GREAT LAKES ACQUISITION CORP
filed 2003-04-03
CIK 1066256

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

                                Amendment No. 2
                                      to
                                  FORM 10-K/A
				 ANNUAL REPORT

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

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 31

                               Explanatory Note

        This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to update the Independent Auditors' Report filed pursuant to Item 8 at page F-2 of our Annual Report on Form 10-K filed on March 28, 2003 to correct a typographical error. The Amendment No. 2 supercedes the amendment to our Form 10-K filed on March 31, 2003 that provided the revised Independent Auditors' Report, but did not set forth the complete text of Item 8 as required by SEC regulations. The remainder of the Form 10-K filed on March 28, 2003 remains unchanged.
       2 of 31

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

        Notes to the Consolidated Financial Statements
       3 of 31

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

Consolidated Balance Sheets -
December 31, 2001 and 2002...............................................F-3

Consolidated Statements of Operations -
For the years ended December 31, 2000, 2001 and 2002.....................F-5

Consolidated Statements of Stockholders' Equity -
For the years ended December 31, 2000, 2001 and 2002.....................F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 2000, 2001 and 2002.....................F-7

Notes to the Consolidated Financial Statements...........................F-8
       F-1 / 4 of 31



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

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003
       F-2 / 5 of 31

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

       F-3 / 6 of 31

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

       F-4 / 7 of 31

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

       F-5 / 8 of 31

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

       F-6 / 9 of 31

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

See accompanying notes.

       F-7 / 10 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

Impairment of Long-Lived Assets

Long-lived assets are periodically reviewed for impairment. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.
       F-8 / 11 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this Statement upon its effective date and reclassify gains and losses on extinguishment of debt currently treated as extraordinary items to other income or expense.
       F-9 / 12 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net earnings:
   As reported                                $   7,713  $   4,526  $   4,686
    Fair value method stock-based
     compensation expense                            67         16         70
                                              ---------- ---------- ----------
   Pro forma                                  $   7,646  $   4,510  $   4,616
                                              ========== ========== ==========
       F-10 / 13 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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
                                                  ==============

No goodwill was established in connection with this acquisition since the fair value of the assets acquired exceeded the purchase price.
       F-11 / 14 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

4.  Inventories

Inventories consist of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
  Raw materials                                          $  24,696  $  34,195
  Finished goods                                            14,307     13,965
  Supplies and spare parts                                   7,611      7,073
                                                         ---------- ----------
                                                         $  46,614  $  55,233
                                                         ========== ==========
       F-12 / 15 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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
                                              ========== ========== ==========

8.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
10.25% Senior Subordinated Notes due May 15, 2008        $ 188,048  $ 210,769
13.125% Senior Discount Debentures due May 15, 2009         18,629     21,154
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (1.4% at December 31,
  2002) plus a margin ranging from 2.25% to 3.00%
  or Prime (4.25% at December 31, 2002) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based
  on the achievement of certain leverage ratios) due
  in varying amounts quarterly through May, 2006            70,825     65,061
5% Alcoa Seller Note Payable due May 31, 2003                    -     10,000
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002             355          -
Capital lease obligations bearing interest at rates
  ranging from 9.3% to 10% due in varying amounts at
  various dates through February 2004                          132         25
Other                                                        4,724        376
                                                         ---------- ----------
                                                           282,713    307,385
Current portion                                            (19,578)   (23,700)
                                                         ---------- ----------
                                                         $ 263,135  $ 283,685
                                                         ========== ==========
       F-13 / 16 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

The pollution control and industrial development revenue bonds were issued by various state and local governmental authorities. Under agreements with these authorities, the Company has either leased (with nominal value purchase options) or purchased on an installment basis the facilities constructed with the funds financed.
       F-14 / 17 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

Future minimum payments as of December 31, 2002, by year and in the aggregate, under capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

                                                           Capital  Operating
                                                           Leases     Leases
                                                         ---------- ----------
                                                             (In thousands)
  2003                                                   $      25  $   1,779
  2004                                                           2      1,706
  2005                                                           -      1,649
  2006                                                           -      1,398
  2007                                                           -      1,293
  Thereafter                                                     -      3,053
                                                         ---------- ----------
  Total minimum lease payments                                  27  $  10,878
  Amounts representing interest                                ( 2) ==========
                                                         ----------
  Present value of net minimum lease payments            $      25
                                                         ==========
       F-15 / 18 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

The components of net pension expense for the plans were as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Service cost                                $     391  $     425  $     537
  Interest cost                                     917      1,061      1,140
  Expected return on assets                      (1,057)    (1,140)    (1,196)
  Amortization of prior service cost                 17         40         40
  Recognized net actuarial loss                       3         77        123
                                              ---------- ---------- ----------
  Net periodic pension cost                   $     271  $     463  $     644
                                              ========== ========== ==========
       F-16 / 19 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

12.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.
       F-17 / 20 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

Assumptions used to develop NPPBC and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 7.5% for 2000, 5% and 7.25% for 2001 and 5% and 6.75% for 2002, respectively.
       F-18 / 21 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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
                                                         ========== ==========

At December 31, 2002, the number of options outstanding that were vested totaled 2,330 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 7 years. Information regarding the method used by the Company to account for stock-based compensation and expense reported is duscussed further in Note 1.
       F-19 / 22 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


14.  Other Income (Expense)

Other income (expense) consists of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  1998 acquisition fee settlement             $       -  $  (5,000) $     114
  Gain on sale of lease right/assets                  -          -      2,734
  Export tax refund                               1,112      1,286        685
  Export duties                                       -          -     (1,127)
  Foreign exchange gain                               -        461        653
  Other                                             (64)      (180)    (1,002)
                                              ---------- ---------- ----------
                                              $   1,048  $  (3,433) $   2,057
                                              ========== ========== ==========

15.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Deferred tax liabilities:
   Book over tax depreciable basis                       $  50,973  $  50,080
   Other - net                                               3,584      3,386
                                                         ---------- ----------
  Total deferred tax liabilities                            54,557     53,466
                                                         ---------- ----------
  Deferred tax assets:
   Accrued liabilities                                       7,701      6,361
   Valuation allowance                                        (475)    (1,166)
   Minimum pension liability adjustment                        748      1,841
   Other - net                                                 388      2,950
                                                         ---------- ----------
  Total deferred tax assets                                  8,362      9,986
                                                         ---------- ----------
  Net deferred tax liability                             $  46,195  $  43,480
                                                         ========== ==========

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Tax expense at statutory rates applied
   to pretax earnings                         $   3,045  $     636  $   4,161
  State income tax, net of federal tax effects        9          3        (17)
  Tax exempt earnings                              (326)      (289)      (529)
  Effects of foreign operations                     233     (1,483)     3,105
  Amortization of goodwill                        1,566      1,566          -
  Change in valuation allowance                     475          -        691
  Other                                            (212)       576       (210)
                                              ---------- ---------- ----------
  Income tax expense                          $   4,790  $   1,009  $   7,201
                                              ========== ========== ==========
       F-20 / 23 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Income taxes consist of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Current:
   Federal                                    $   3,447  $     289  $     324
   State                                            323        366         77
   Foreign                                        4,907      4,883      8,422
                                              ---------- ---------- ----------
                                                  8,677      5,538      8,823
                                              ---------- ---------- ----------
  Deferred:
   Federal                                       (3,186)    (2,687)      (582)
   State                                           (309)      (361)      (103)
   Foreign                                         (392)    (1,481)      (937)
                                              ---------- ---------- ----------
                                                 (3,887)    (4,529)    (1,622)
                                              ---------- ---------- ----------
  Total                                       $   4,790  $   1,009  $   7,201
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

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.
       F-21 / 24 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2002----------
  Net sales             $ 253,085  $  44,605  $   8,817  $   1,060  $ 307,567
  Cost of goods sold     (207,494)   (34,350)    (5,115)    (5,993)  (252,952)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  45,591  $  10,255  $   3,702  $  (4,933)    54,615
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (11,803)
  Interest expense, net                                               (32,982)
  Other income (expense)                                                2,057
                                                                    ----------
  Income before income taxes                                        $  11,887
                                                                    ==========
       F-22 / 25 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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
                                              ========== ========== ==========

Exports from U.S. operations were approximately $97,023,000, $117,334,000 and $151,798,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to Western Europe as a percentage of United States net sales were 26.7%, 23.0% and 25.4% for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to the Mideast as a percentage of United States net sales were 18.9% for the year ended December 31, 2001.
Export sales to North America (exclusive of the U.S.) as a percentage of United States net sales were 12.9% for the year ended December 31, 2002. The Company's foreign operations are conducted principally in South America.
       F-23 / 26 of 31
                          Great Lakes Acquisition Corp.
                                and Subsidiaries

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

20.  Litigation and Contingencies

The Company is a party to several proceedings, which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.
       F-24 / 27 of 31
                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of April 2003.

                                                 Great Lakes Acquisition Corp.

                                                 By:  /s/JAMES D. MCKENZIE
                                                 -----------------------------
                                                 James D. McKenzie, President
                                                 and Chief Executive Officer
       28 of 31
                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Acquisition Corp. (the "Company") that Amendment No. 2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment fairly presents, in all material respects, the financial condition of the Company at December 31, 2002 and 2001 and the results of operations of the Company for the three years then ended.

Date: 4/3/03                                   /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 4/3/03                                   /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer

       29 of 31
                                CERTIFICATION

I, James D. McKenzie, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Great Lakes Acquisition Corp. (and as so amended, the "annual report");

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

Date: 4/3/03                                   /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer
       30 of 31
                                CERTIFICATION

I, Adela I. Robles, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Great Lakes Acquisition Corp. (and as so amended, the "annual report");

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

Date: 4/3/03                                   /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       31 of 31