Form 10-Q
period 2003-03-31
GREAT LAKES ACQUISITION CORP
filed 2003-05-15
CIK 1066256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes [ ]  No [X].

     As of May 12 2003, the registrant had outstanding 65,950 shares of its Common Stock (par value $0.01 per share), for which there is no established public trading market.

                         GREAT LAKES ACQUISITION CORP.

FORM 10-Q                                                       March 31, 2003
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2002 and March 31, 2003. . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the three months ended March 31, 2002 and 2003. . . . . . . 4

          Condensed Consolidated Statements of Stockholders' Equity -
          For the three months ended March 31, 2003 . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 2002 and 2003. . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . . 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . .15

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

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                 (Unaudited)
                                                   December 31,    March 31
                                                       2002          2003
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 23,443      $ 41,424
 Restricted cash                                           27            27
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2002 and 2003                    46,555        37,378
 Inventories                                           55,233        52,844
 Prepaid expenses and other current assets              6,164         6,431
                                                     --------      --------
        Total current assets                          131,422       138,104

Property, plant and equipment, net                    184,262       179,944

Goodwill                                              162,799       162,799
Capitalized financing costs, net of accumulated
 amortization of $11,750 and $12,449 in 2002
 and 2003                                               9,575         8,876
Other assets                                            2,933         4,668
                                                     --------      --------
Total assets                                         $490,991      $494,391
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                    $ 26,803      $ 24,008
 Accrued expenses                                       8,999         9,163
 Income taxes payable                                   5,703         6,808
 Current portion of long-term debt                     23,700        24,493
                                                     --------      --------
        Total current liabilities                      65,205        64,472

Long-term debt, less current portion                  283,685       287,204
Other long-term liabilities                            13,293        13,628
Deferred taxes                                         43,480        42,710

Stockholders' equity:
 Common Stock, par value $0.01 per share;
  authorized 92,000 shares, issued and
  outstanding 65,950 shares                                 1             1
 Additional paid-in capital                            65,949        65,949
 Retained earnings                                     22,798        23,847
 Accumulated other comprehensive loss                  (3,420)       (3,420)
                                                     --------      --------
        Total stockholders' equity                     85,328        86,377
                                                     --------      --------
Total liabilities and stockholders' equity           $490,991      $494,391
                                                     ========      ========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                 Three Months Ended March 31,
                                                     2002            2003
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  55,346       $  77,776
Cost of goods sold                                   44,983          64,275
                                                  ---------       ---------
        Gross profit                                 10,363          13,501

Selling, general and administrative expenses          2,944           3,258
                                                  ---------       ---------
        Operating income                              7,419          10,243

Other income (expense):
 Interest, net                                       (7,604)         (8,534)
 Other, net                                           5,546            (633)
                                                  ---------       ---------
                                                     (2,058)         (9,167)

        Income before income taxes                    5,361           1,076

Income taxes                                          3,210              27
                                                  ---------       ---------
Net income                                        $   2,151       $   1,049
                                                  =========       =========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity

                                (Unaudited)
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holders'
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance-December 31, 2002    $      1  $ 65,949  $ 22,798  $ (3,420) $ 85,328
Net income                          -         -     1,049         -     1,049
                             --------- --------- --------- --------- ---------
Balance-March 31, 2003       $      1  $ 65,949  $ 23,847  $ (3,420) $ 86,377
                             ========= ========= ========= ========= =========

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)
                                                 Three Months Ended March 31,
                                                     2002            2003
                                                  ---------       ---------
                                                       (In thousands)
Operating activities
Net income                                        $  2,151        $  1,049
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      5,101           5,671
  Accretions of long-term debt                       6,043           6,783
  Deferred taxes                                      (382)           (770)
  Gain on disposal of fixed asset                   (2,733)            (81)
   Changes in operating assets and liabilities:
    Restricted cash                                 10,414               -
    Accounts receivable                                978           9,177
    Inventories                                     (1,109)          2,389
    Prepaid expenses and other current assets      (10,331)           (267)
    Accounts payable and accrued expenses          (11,030)         (2,631)
    Income taxes payable                             2,264           1,105
    Other, net                                        (356)         (1,507)
                                                  --------        --------
Net cash provided by operating activities            1,010          20,918
                                                  --------        --------
Investing activities
 Capital expenditures                                 (766)           (641)
 Proceeds from disposal of fixed assets              3,000             175
 Acquisition of Baton Rouge plant                  (12,387)              -
                                                  --------        --------
Net cash used in investing activities              (10,153)           (466)
                                                  --------        --------
Financing activities
 Repayment of long-term debt                        (2,766)         (3,531)
 Additions to long-term debt                        12,682           1,060
 Capitalized financing costs                          (742)              -
                                                  --------        --------
Net cash provided (used) by financing activities     9,174          (2,471)
                                                  --------        --------
Increase in cash and cash equivalents                   31          17,981
Cash and cash equivalents at beginning of period    12,186          23,443
                                                  --------        --------
Cash and cash equivalents at end of period        $ 12,217        $ 41,424
                                                  ========        ========

Supplemental disclosure of non-cash investing and financing activities:

In connection with the acquisition of the Baton Rouge Plant, the Company issued notes payable in an aggregate principal amount of $20,000,000 on March 27, 2002 which are not reflected in investing or financing activities for the three months ended March 31, 2002.

See accompanying notes.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, File No. 333-59541.

2.  Accounting Pronouncements

Accounting for Asset Retirement Obligations

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for asset retirement obligations and associated asset retirement costs. The adoption of this Statement did not have a material impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business (as defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)


Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted this Statement effective January 1, 2003, and will classify gains and losses on extinguishment of debt previously treated as extraordinary items to other income or expense.

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

Accounting for Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting and reporting requirements for derivatives instruments (including derivatives embedded in other contracts) and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not anticipate that the adoption of this statement, which is generally effective for contracts entered into or modified after June 30, 2003, will have a material impact on its financial statements.

3.  Stock-Based Compensation

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

                                                        Three Months Ended
                                                              March 31,
                                                           2002      2003
                                                        ---------  ---------
                                                           (In thousands)
  Net earnings:
   As reported                                          $  2,151   $  1,049
    Fair value method stock-based
     compensation expense                                     18          1
                                                        ---------  ---------
   Pro forma                                            $  2,133   $  1,048
                                                        =========  =========

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)


4.  Acquisition

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

The unaudited pro forma information set forth below, developed as though the acquisition had been completed as of the beginning of 2002, reflects adjustments to interest expense (for borrowings required to finance the acquisition and certain changes to the terms of existing debt arrangements), depreciation and amortization expense (set to reflect the new accounting base of the assets recorded) and income tax effect based upon the Company's historical effective rates.

                                                        Three Months Ended
                                                              March 31,
                                                           2002      2003
                                                        ---------  ---------
                                                           (In thousands)
Net sales                                               $  81,093   $ 77,776
Income before income taxes                                  4,946      1,076
Net income                                                  1,984      1,049

The pro forma information, as presented here, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2002, nor should it be considered indicative of future results. It gives effect only to the adjustments noted above, and does not reflect management's estimate of potential cost savings or other benefits arising from the acquisition.

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)


5.  Inventories

Inventories are as follows:

                                                        December 31,  March 31,
                                                            2002       2003
                                                         ---------- ----------
                                                             (In thousands)
  Raw materials                                          $  34,195  $  27,311
  Finished goods                                            13,965     17,919
  Supplies and spare parts                                   7,073      7,614
                                                         ---------- ----------
                                                         $  55,233  $  52,844
                                                         ========== ==========

6.  Long-Term Debt

At March 31, 2003, approximately 61% of the outstanding 13 1/8% Senior Discount Debentures had been purchased by GLC with the intention of holding them to maturity. The Company's obligation with respect to the Debentures is shown net of the amount held by GLC.

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

                         Great Lakes Acquisition Corp.
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)

-----------------------------------------------------------------------------
                         Quarter ended March 31, 2002
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  40,610  $   9,617  $   4,579  $    540  $  55,346
  Cost of goods sold       34,023      7,880      3,881      (801)    44,983
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $   6,587  $   1,737  $     698  $  1,341     10,363
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                             2,944
  Interest expense, net                                                7,604
  Other income (expense)                                               5,546
                                                                   ----------
  Income before income taxes                                       $   5,361
                                                                   ==========

-----------------------------------------------------------------------------
                         Quarter ended March 31, 2003
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  64,206  $  13,020  $     538  $     12  $  77,776
  Cost of goods sold       52,282     10,415        181     1,397     64,275
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  11,924  $   2,605  $     357  $ (1,385)    13,501
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                             3,258
  Interest expense, net                                                8,534
  Other income (expense)                                                (633)
                                                                   ----------
  Income before income taxes                                       $   1,076
                                                                   ==========

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

Results of Operations

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

        The Company's net sales for the quarter ended March 31, 2003 increased 40.6% to $77.8 million from $55.3 million in the comparable 2002 period. Net sales of anode grade CPC increased 58.1% to $64.2 million, net sales of industrial grade CPC increased 35.4% to $13.0 million and net sales of RPC decreased 88.3% to $0.5 million.
        The increase in anode grade CPC net sales was primarily the result of a 59.3% increase in sales volume to 415,439 tons as average per ton selling prices declined a mere 0.7%. The increase in sales volume was attributable to the Baton Rouge plant, purchased on March 27, 2002, for which there was no activity in the prior year quarter, and continued strong demand from aluminum producers. Baton Rouge shipments accounted for 97.4% and 97.0% of the quarter-to-quarter increase in sales volume and net sales, respectively.
        The increase in industrial grade CPC net sales was the result of a 61.6% increase in sales volume to 103,451 tons partially offset by a 16.2% decline in average per ton selling prices. Higher shipments, principally to the domestic titanium dioxide market, more than out-paced a volume decrease in chemical accounts and lower overall prices.
        The decrease in RPC net sales was primarily the result of an 87.9% decrease in sales volume to 8,032 tons coupled with a 3.1% decline in average per ton selling prices. Increased internal consumption, mainly as a result of the acquisition of the Baton Rouge plant, which is a large consumer of the GLC RPC product, has significantly reduced Company's RPC trading activities. Those activities, which were originally initiated to take advantage of certain excess RPC availability in the Company's procurement system, are now in the process of being phased out.

        The Company's gross profit for the first quarter increased by 30.3% to $13.5 million from $10.4 million in 2002. The increase in gross profit was due to the 40.5% increase in sales discussed above offset by a 42.9% increase in cost of goods sold. The increase in cost of goods sold was the result of the higher sales volume and higher average per ton costs. The increase in average per ton costs was due mainly to continued tight anode grade RPC supply.
        Operating income increased 38.1% to $10.2 million from $7.4 million in the prior year quarter. The increase in operating income was due to the increase in gross profit discussed above offset by a $0.3 increase in selling, general and administrative expenses.
        Income before income taxes decreased 79.9% to $1.1 million from $5.4 million in the comparable 2002 period. The decline was due to an increase in other expense partially offset by the improvement in operating income discussed above. The increase in other expense was due mainly to the absence in the current year quarter of certain gains (on the sale of lease rights and foreign currency exchange related to the devaluation of the Argentine peso) included in other expense in the prior year period and higher interest expense. The increase in interest expense related to the additional debt (at higher base rates) incurred in connection with the acquisition of the Baton Rouge plant.
        The Company's effective tax rate decreased to 2.5% from 59.9% in the 2002 period mainly as a result of the tax effect of foreign currency losses in the tax provision for foreign operations.
        As a result of the factors discussed above, net income for the quarter ended March 31 30, 2003 decreased to $1.0 million from $2.2 million in 2002.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are essentially U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2003 will be approximately $6.0 million.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture (the "Notes") the Company may, at its option, through May 15, 2003, make up to four semiannual interest payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%. The Company has exercised its pay-in-kind option with respect to payments starting from November 15, 2001 through May 15, 2003, the last two of which were required as a condition to obtaining incremental term loan financing for the acquisition of the Baton Rouge plant under its existing credit agreement.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility, which currently provides for borrowings of up to $25.0 million (with a $10.0 million sub-limit for letters of credit), expires on May 31, 2003. The Company is presently in the process of finalizing an extension of the facility at approximately one-half the current level. The reduced credit availability sought by the Company reflects the fact that there have never been any drawings against the existing facility since it was established in May 1998. As of May 12, 2003, there were no amounts borrowed, and approximately $2.9 million in letters of credit were outstanding under this facility.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 13 1/8% Senior Discount Debentures (the "Debentures") or the Notes issued by GLC.
        The Company is actively considering an offering of its securities (the "New Securities"). Although the contemplated offering would require the retirement of substantially all of Notes and the Debentures, given current market conditions, the Company does not anticipate that the proceeds from such an offering and related transactions would be sufficient to repay all of the Notes and the Debentures. The Company believes that in order to complete these transactions it could offer cash and newly issued junior securities of the Company or its affiliates (the "Junior Securities") in exchange for the Notes, and Junior Securities in exchange for the Debentures. It is anticipated that, as part of the transactions, the Company's existing stockholders would receive Junior Securities in exchange for their equity interests in the Company, and that the Junior Securities would be exchangeable for New Securities, subject to certain conditions. If the Company pursues these transactions, the New Securities and the Junior Securities will not be registered under the Securities Act of 1933 (the "Act"), and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act. The Company has discussed, and intends to continue to discuss, possible alternatives with holders of the Notes and the Debentures before further pursuing the transactions.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" effective January 2003. SFAS
No. 143 establishes accounting standards for the recognition and measurement of a liability for asset retirement obligations and associated asset retirement costs. The adoption of this Statement will not have a material impact on the Company's financial statements.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted this Statement effective January 1, 2003, and will classify gains and losses on extinguishment of debt previously treated as extraordinary items to other income or expense.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting and reporting requirements for derivatives instruments (including derivatives embedded in other contracts) and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not anticipate that the adoption of this statement, which is generally effective for contracts entered into or modified after June 30, 2003, will have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk factors since December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  Refer to the Company's annual report on Form 10-K dated March 28, 2003.

Item 2.   Change in Securities

  Not applicable.

Item 3.   Defaults Upon Senior Securities

  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.   Other Information

  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  List of Exhibits:

  Not applicable.

  (b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 2003.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Great Lakes Acquisition Corp.
Date: 5/12/03                                  By:  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               James D. McKenzie, President
                                               and Chief Executive Officer

                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Acquisition Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: 5/12/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 5/12/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer

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

Date: 5/12/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

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

Date: 5/12/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer